Form 10-Q
period 2021-06-30
Slam Corp.
filed 2021-08-16
CIK 1838162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
13
, 2021, 57,500,000 shares of Class A ordinary shares, par value $0.0001 per share, and 14,375,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SLAM CORP.
Form
10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SLAM CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,111,089	$—
Prepaid expenses	2,689,825	11,833

Total current assets	3,800,914	11,833
Investments held in Trust Account	575,012,004	—
Deferred offering costs	—	81,978

Total Assets	$578,812,918	$93,811

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$114,427	$—
Accrued expenses	875,264	81,978

Total current liabilities	989,691	81,978
Deferred underwriting commissions	20,125,000	—
Derivative warrant liabilities	35,018,330	—

Total liabilities	56,133,021	81,978

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 51,767,989 shares subject to possible redemption at $10.00 per share	517,679,890	—

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December, 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,732,011 and -0- shares issued and outstanding (excluding 51,767,989 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020 respectively	574	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	—	23,562
Retained earnings (accumulated deficit)	4,997,995	(13,167)

Total shareholders’ equity	5,000,007	11,833

Total Liabilities and Shareholders’ Equity	$578,812,918	$93,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$1,152,851	$1,760,840
General and administrative expenses - related party	30,000	40,000

Total operating expenses	(1,182,851)	(1,800,840)
Other income (expense)
Change in fair value of derivative warrant liabilities	17,197,090	12,456,670
Offering costs - derivative warrant liabilities	—	(1,766,912)
Income from investments held in Trust Account	8,739	12,004

Net income	$16,022,978	$8,900,922

Weighted average Class A ordinary shares outstanding	57,500,000	57,500,000

Basic and diluted net income per Class A ordinary share	$—	$—

Weighted average Class B ordinary shares outstanding	14,375,000	13,805,249

Basic and diluted net income per Class B ordinary share	$1.11	$0.64

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Three and Six Months Ended June 30, 2021 (Unaudited)

	Ordinary Shares				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	14,375,000	$1,438	$23,562	$(13,167)	$11,833
Sale of units in initial public offering, less fair value of derivative warrant liabilities	57,500,000	5,750	—	—	544,519,250	—	544,525,000
Offering costs	—	—	—	—	(30,757,858)	—	(30,757,858)
Class A ordinary shares subject to possible redemption	(50,165,691)	(5,017)	—	—	(501,651,893)	—	(501,656,910)
Net loss	—	—	—	—	—	(7,122,056)	(7,122,056)

Balance - March 31, 2021 (unaudited)	7,334,309	733	14,375,000	1,438	12,133,061	(7,135,223)	5,000,009
Class A ordinary shares subject to possible redemption	(1,602,298)	(159)	—	—	(12,133,061)	(3,889,760)	(16,022,980)
Net income	—	—	—	—	—	16,022,978	16,022,978

Balance - June 30, 2021 (unaudited)	5,732,011	$574	14,375,000	$1,438	$—	$4,997,995	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENT OF CASH FLOWS
For The Six Months Ended June 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$8,900,922
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(12,456,670)
Offering costs - derivative warrant liabilities	1,766,912
Income from investments held in Trust Account	(12,004)
General and administrative expenses paid by related party under promissory note	15,591
Changes in operating assets and liabilities:
Prepaid expenses	(2,677,992)
Accounts payable	114,427
Accrued expenses	805,264

Net cash used in operating activities	(3,543,550)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(575,000,000)

Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(196,321)
Proceeds received from initial public offering, gross	575,000,000
Proceeds received from private placement	17,000,000
Offering costs paid	(12,149,040)

Net cash provided by financing activities	579,654,639

Net increase in cash	1,111,089

Cash - beginning of the period	—

Cash - end of the period	$1,111,089

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$(11,978)
Offering costs paid by related party under promissory note	$180,730
Deferred underwriting commissions	$20,125,000
Initial value of Class A common shares subject to possible redemption	$494,670,130
Change in value of Class A common shares subject to possible redemption	$23,009,760
The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Description of Organization and Business Operations
Slam Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 18, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Business Combination”).
As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income fro
m
 the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Slam Sponsor, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 22, 2021. On February 25, 2021, the Company consummated its Initial Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 7,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.5 million, of which approximately $20.1 million was for deferred underwriting commissions (Note 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 11,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $17.0 million (Note 4).
Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States “government securities” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company’s management team (“Management”) has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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
In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less taxes payable and up to $100,000 of interest to pay dissolution expenses). The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1.1 million in its operating bank account and working capital of approximately $2.8 million.
The Company’s liquidity needs through June 30, 2021 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, Management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on February 24, 2021.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and the reported amounts of income and expenses during the reporting period. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and Management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the condensed balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 and FASB ASC Topic 815, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. The estimated fair value of the Public Warrants and Private Placement Warrants are measured at fair value using a Black-Scholes option pricing model. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 51,767,989 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no shares of Class A ordinary shares subject to possible redemption as of December 31, 2020.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net income (loss) per ordinary share
The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement because the exercise price of the Warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive as the exercise price of the warrants is in excess of the average ordinary share price for the period.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months	For the Six Months Ended
	Ended June 30, 2021	June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$8,739	$12,004
Less: Company’s portion available to be withdrawn to pay taxes

Net income attributable to Class A ordinary shares	$8,739	$12,004

Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	57,500,000	57,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income minus net income allocable to Class A ordinary shares
Net income	$16,022,978	$8,900,922
Net income allocable to Class A ordinary shares	(8,739)	(12,004)

Net income attributable to Class B ordinary shares	$16,014,239	$8,888,918

Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	14,375,000	13,805,249

Basic and diluted net loss per share, Class B ordinary shares	$1.11	$0.64

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021
using a modified retrospective method for transition.
Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s Management does not believe tha
t
 any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Sponsor, subject to limited exceptions,
has agreed
not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Loans
On December 31, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $196,000 under the Note and repaid the Note in full on February 25, 2021. Subsequent to the repayment, the facility was no longer available to the Company.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, and December 31, 2020 the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative and shared personnel support services provided to members of the Management, pursuant to an administrative support agreement. For the three and six months ended June 30, 2021, the Company incurred expenses of $30,000 and $40,000 under this agreement, respectively. As of June 30, 2021, the Company had a $10,000 balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets. There was no outstanding balance as of December 31, 2020.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Consulting Agreements
Subsequent to the Initial Public Offering, the Sponsor entered into consulting agreements with three consultants to assist the Company in connection with the consummation of the initial business combination. As part of the agreements, the Sponsor will pay an aggregate amount of $682,000 per annum to the consultants.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Shareholders’ Equity
Preferred Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 5,732,011 Class A ordinary shares issued and outstanding, excluding 51,767,989 Class A ordinary shares subject to possible redemption.

As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding an
y
 Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
Note 7 — Derivative Warrant Liabilities
As of June 30, 2021, the Company had 14,375,000 Public Warrants and 11,333,333 Private Warrants outstanding.
There were no warrants outstanding as of December 31, 2020.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement
Warrants
are held by someone other than the Sponsor, or its permitted transferees, the Private Placement Warrants will be exercisable by such holders on the same basis as the
Public Warrants.
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investme n ts held in Trust Account - Money market funds	$575,012,004	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$15,525,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$19,493,330
As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in April 2021. There were no other transfers between levels of the hierarchy for the three and six months ended June 30, 2021.
Level 1 assets include investments in mutual funds invested in US government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock Warrants based on implied volatility from the Company’s traded Warrants and from historical volatility of select peer company’s common stock or ordinary shares, as applicable, that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	Initial Fair Value	March 31, 2021	June 30, 2021
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.47	$9.45	$9.69
Volatility	37.0%	32.0%	26.0%
Term	5.0	5.0	5.0
Risk-free rate	0.59%	1.33%	0.64%
Dividend yield	0.0%	0.0%	0.0%

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the period for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Private Warrants	59,715,000
Change in fair value of derivative warrant liabilities	(7,499,580)

Derivative warrant liabilities at March 31, 2021	52,215,420
Transfer of Public Warrants to Level 1	(27,168,750)
Change in fair value of derivative warrant liabilities	(5,553,340)

Derivative warrant liabilities at June 30, 2021	$19,493,330

Note 10 — Subsequent Events
The Company has evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Overview
We are a blank check company incorporated as a Cayman Islands exempted company on December 18, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our sponsor is Slam Sponsor, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on February 22, 2021. On February 25, 2021, we consummated its Initial Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 7,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.5 million, of which approximately $20.1 million was for deferred underwriting commissions (Note 6).
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 11,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $17.0 million (Note 4).
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
Our management (“Management”) has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time we sign a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.
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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.1 million in our operating bank account and working capital of approximately $2.8 million.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined below), a loan of approximately $196,000 from the Sponsor pursuant to a promissory note with our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the promissory note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had net income of approximately $16.0 million which consisted of approximately $9,000 of income from investments held in the Trust Account, offset by approximately $17.2 million non-operating
gain resulting from the change in fair value of derivative warrant liabilities, and approximately $1.2 million in general and administrative expenses.

For the six months ended June 30, 2021, we had net income of approximately $8.9 million, which consisted of approximately $12,000 of income from investments held in trust account, offset by approximately $12.5 million non-operating
gain resulting from the change in fair value of derivative warrant liabilities and approximately $1.8 million in general and administrative expenses, and approximately $1.8 million in offering costs associated with derivative warrant liabilities.
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
Critical Accounting Policies
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 and FASB ASC Topic 815, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Public Warrants and Private Placement Warrants are measured at fair value using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 51,767,989 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no shares of Class A ordinary shares subject to possible redemption as of December 31, 2020.
Net income (loss) per ordinary shares
The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement because the exercise price of the Warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such Warrants would be anti-dilutive.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, and in light of the public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” issued by the staff of the SEC, our certifying officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 26, 2021, our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, Management believes that the unaudited condensed financial statements included in this Quarterly Report on Form
10-Q
(this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the execution of the material weakness remediation activities described below. As previously reported in our Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 26, 2021, our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on February 25, 2021, our warrants were accounted for as equity within our balance sheet.
On April 12, 2021, the staff of the Securities and Exchange Commission (“SEC Staff”) issued a public statement entitled “SEC Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including our audit committee, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 15, 2021 and the Quarterly Report on Form
10-Q
for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 26, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: August 16, 2021	SLAM CORP.

	By:	/s/ Himanshu Gulati
	Name:	Himanshu Gulati
	Title:	Chairman
(Principal Executive Officer)

	By:	/s/ Joseph Taeid
	Name:	Joseph Taeid
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)