Form 10-Q
period 2021-09-30
Slam Corp.
filed 2021-11-15
CIK 1838162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
1
2
, 2021, 57,500,000 Class A ordinary shares, par value $0.0001 per share, and 14,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SLAM CORP.
Form
10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SLAM CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$358,796	$—
Prepaid expenses	2,283,296	11,833

Total current assets	2,642,092	11,833
Investments held in Trust Account	575,020,839	—
Deferred offering costs	—	81,978

Total Assets	$577,662,931	$93,811

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$10,000	$—
Accrued expenses	918,992	81,978

Total current liabilities	928,992	81,978
Deferred underwriting commissions	20,125,000	—
Derivative warrant liabilities	29,824,170	—

Total liabilities	50,878,162	81,978
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 57,500,000 and -0- shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	575,000,000	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December, 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized;	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	—	23,562
Accumulated deficit	(48,216,669)	(13,167)

Total shareholders’ equity (deficit)	(48,215,231)	11,833

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$577,662,931	$93,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months
	September 30, 2021	Ended September 30, 2021
	(Unaudited)	(Unaudited)
General and administrative expenses	$1,068,122	$2,828,962
General and administrative expenses - related party	30,000	70,000

Total operating expenses	(1,098,122)	(2,898,962)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,194,160	17,650,830
Offering costs - derivative warrant liabilities	—	(1,766,912)
Income from investments held in Trust Account	8,834	20,838

Net income	$4,104,872	$13,005,794

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	57,500,000	45,915,751

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.22

Weighted average shares outstanding of Class B ordinary shares, basic	14,375,000	13,997,253

Basic net income per share, Class B ordinary shares	$0.06	$0.22

Weighted average shares outstanding of Class B ordinary shares, diluted	14,375,000	14,375,000

Diluted net income per share, Class B ordinary shares	$0.06	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For The Three and Nine Months Ended September 30, 2021 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	14,375,000	$1,438	$23,562	$(13,167)	$11,833
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(23,562)	(61,209,296)	(61,232,858)
Net loss	—	—	—	—	—	(7,122,056)	(7,122,056)

Balance - March 31, 2021 (unaudited)	—	—	14,375,000	1,438	—	(68,344,519)	(68,343,081)
Net income	—	—	—	—	—	16,022,978	16,022,978

Balance - June 30, 2021 (unaudited)	—	—	14,375,000	1,438	—	(52,321,541)	(52,320,103)
Net income	—	—	—	—	—	4,104,872	4,104,872

Balance - September 30, 2021 (unaudited)	—	$—	14,375,000	$1,438	$—	$(48,216,669)	$(48,215,231)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENT OF CASH FLOWS
For The Nine Months Ended September 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$13,005,794
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(17,650,830)
Offering costs - derivative warrant liabilities	1,766,912
Income from investments held in Trust Account	(20,838)
General and administrative expenses paid by related party under promissory note	15,591
Changes in operating assets and liabilities:
Prepaid expenses	(2,271,463)
Accounts payable	10,000
Accrued expenses	848,992

Net cash used in operating activities	(4,295,842)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(575,000,000)

Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(196,322)
Proceeds received from initial public offering, gross	575,000,000
Proceeds received from private placement	17,000,000
Offering costs paid	(12,149,040)

Net cash provided by financing activities	579,654,638

Net increase in cash	358,796
Cash - beginning of the period	—

Cash - end of the period	$358,796

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$(11,978)
Offering costs paid by related party under promissory note	$180,730
Deferred underwriting commissions	$20,125,000
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
As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $359,000 in its operating bank account and working capital of approximately $1.7 million.
The Company’s liquidity needs through September 30, 2021 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on February 24, 2021.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $19.1 million in additional paid-in
capital and an increase of approximately $61.2 million to accumulated deficit, as well as a reclassification of 8,032,987 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on February 26, 2021 and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of
 $73.3 million and $57.3
million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and Management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. The estimated fair value of the Public Warrants and Private Placement Warrants are measured at fair value using a Black-Scholes option pricing model. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 57,500,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net income (loss) per ordinary share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$3,283,898	$820,974	$9,967,298	$3,038,495
Denominator:
Basic weighted average ordinary shares outstanding	57,500,000	14,375,000	45,915,751	13,997,253

Basic net income per ordinary share	$0.06	$0.06	$0.22	$0.22

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,283,898	$820,974	$9,904,849	$3,100,945
Denominator:
Diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	45,915,751	14,375,000

Diluted net income per ordinary share	$0.06	$0.06	$0.22	$0.22

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, and December 31, 2020 the Company had no borrowings under the Working Capital Loans.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative and shared personnel support services provided to members of the Management, pursuant to an administrative support agreement. For the three and nine months ended September 30, 2021, the Company incurred expenses of $30,000 and $70,000 under this agreement, respectively. As of September 30, 2021, the Company had a $10,000 balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets. There was no outstanding balance as of December 31, 2020.
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
Note 6 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 57,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Fair value of Public Warrants at issuance	(30,475,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(30,757,858)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	61,232,858

Class A ordinary shares subject to possible redemption	$575,000,000

Note 7 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 57,500,000Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.
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
basis.
Note 8 — Derivative Warrant Liabilities
As of September 30, 2021, the Company had 14,375,000 Public Warrants and 11,333,333 Private Warrants outstanding.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
30
-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investmets held in Trust Account - Money market funds	$575,020,839	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$12,937,500	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$16,886,670
As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in April 2021. There were no other transfers between levels of the hierarchy for the three and nine months ended September 30, 2021.
Level 1 assets include investments in mutual funds invested in US government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares Warrants based on implied volatility from the Company’s traded Warrants and from historical volatility of select peer company’s ordinary shares or ordinary shares, as applicable, that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	Initial Fair Value	September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.47	$9.75
Volatility	37.0%	23.0%
Term	5.0	5.0
Risk-free rate	0.59%	0.60%
Dividend yield	0.0%	0.0%

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the three months and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Placement Warrants	59,715,000
Change in fair value of derivative warrant liabilities	(7,499,580)

Derivative warrant liabilities at March 31, 2021	52,215,420
Transfer of Public Warrants to Level 1	(27,168,750)
Change in fair value of derivative warrant liabilities	(5,553,340)
Derivative warrant liabilities at June 30, 2021	19,493,330

Change in fair value of Private Placement Warrants	(2,606,660)

Derivative warrant liabilities at September 30, 2021	$16,886,670

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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $359,000 in our operating bank account and working capital of approximately $1.7 million.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined below), a loan of approximately $196,000 from the Sponsor pursuant to a promissory note with our Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the promissory note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $4.1 million, which consisted of approximately $9,000 of income from investments held in the Trust Account, and approximately $5.2 million non-operating
gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $1.1 million in general and administrative expenses.
For the nine months ended September 30, 2021, we had net income of approximately $13.0 million, which consisted of approximately $21,000 of income from investments held in trust account and approximately $17.7 million non-operating
gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $2.9 million in general and administrative expenses, and approximately $1.8 million in offering costs associated with derivative warrant liabilities.
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
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The estimated fair value of the Public Warrants and Private Placement Warrants are measured at fair value using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 575,000,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net income (loss) per ordinary shares
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting
In connection with our management’s assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and shareholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations.
During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party
accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.
As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.
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

Dated: November 15, 2021	SLAM CORP.

	By:	/s/ Himanshu Gulati
	Name:	Himanshu Gulati
	Title:	Chairman
(Principal Executive Officer)

	By:	/s/ Joseph Taeid
	Name:	Joseph Taeid
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)