Form 10-Q/A
period 2021-09-30
Slam Corp.
filed 2022-02-11
CIK 1838162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Slam Corp., unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of Slam Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).
On November 15, 2021, the Company filed its Form
10-Q
for the quarterly period ending September 30, 2021 (the “Q3 Form
10-Q”),
which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 25, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form
10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on December 20, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) audited balance sheet as of February 25, 2021 (the “Closing Balance Sheet”), filed with the Securities and Exchange Commission (the “SEC”) as an exhibit to its current report on Form 8-K filed on March 3, 2021 (the “Original 8-K”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 26, 2021; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 and (iv) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and the presentation of earnings per share and should no longer be relied upon. As such, the Company will restate its financial statements for the quarterly reports in the Affected Periods in this Quarterly Report on Form
10-Q/A,
and restate the Closing Balance Sheet in an appropriate form.
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

SLAM CORP.
Form
10-Q/A
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

SLAM CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For The Three and Nine Months Ended September 30, 2021 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	14,375,000	$1,438	$23,562	$(13,167)	$11,833
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(23,562)	(61,209,296)	(61,232,858)
Net loss	—	—	—	—	—	(7,122,056)	(7,122,056)

Balance - March 31, 2021 (unaudited) (as restated, see Note 2)	—	—	14,375,000	1,438	—	(68,344,519)	(68,343,081)
Net income	—	—	—	—	—	16,022,978	16,022,978

Balance - June 30, 2021 (unaudited) (as restated, see Note 2)	—	—	14,375,000	1,438	—	(52,321,541)	(52,320,103)
Net income	—	—	—	—	—	4,104,872	4,104,872

Balance - September 30, 2021 (unaudited)	—	$—	14,375,000	$1,438	$—	$(48,216,669)	$(48,215,231)

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
 (as restated)
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
Restatement of Previously Reported Financial Statements
Subsequent to the filing of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001
. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report. The previously presented Affected Quarterly Period should no longer be relied upon.
The change in the carrying value of the redeemable Class A ordinary shares at March 31, 2021 resulted in a reclassification of approximately 7.3 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$579,399,925	$—	$579,399,925
Total liabilities	$72,743,006	$—	$72,743,006
Class A ordinary shares subject to possible redemption	501,656,910	73,343,090	575,000,000
Preference shares	—	—	—
Class A ordinary shares	733	(733)	—
Class B ordinary shares	1,438	—	1,438
Additional paid-in capital	12,133,061	(12,133,061)	—
Accumulated deficit	(7,135,223)	(61,209,296)	(68,344,519)
Total shareholders’ equity (deficit)	$5,000,009	$(73,343,090)	$(68,343,081)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$579,399,925	$—	$579,399,925
The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the three months ended March 31, 2021 (unaudited)

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption as revised	$494,670,130	$(494,670,130)	$—
Change in value of Class A ordinary shares subject to possible redemption	$6,986,780	$(6,986,780)	$—
The change in the carrying value of the redeemable Class A ordinary shares at June 30, 2021 resulted in a reclassification of approximately 5.7 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$578,812,918	$—	$578,812,918
Total liabilities	$56,133,021	$—	$56,133,021
Class A ordinary shares subject to possible redemption	517,679,890	57,320,110	575,000,000
Preference shares	—	—	—
Class A ordinary shares	574	(574)	—
Class B ordinary shares	1,438	—	1,438
Additional paid-in capital	—	—	—
Accumulated deficit	4,997,995	(57,319,536)	(52,321,541)
Total shareholders’ equity (deficit)	$5,000,007	$(57,320,110)	$(52,320,103)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$578,812,918	$—	$578,812,918
The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the six months ended June 30, 2021 (unaudited)

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption as revised	$494,670,130	$(494,670,130)	$—
Change in value of Class A ordinary shares subject to possible redemption	$23,009,760	$(23,009,760)	$—
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated
its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Income (Loss) Per Share
	As Previously Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net loss	$(7,122,056)	$—	$(7,122,056)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	57,500,000	(35,138,889)	22,361,111
Basic and diluted loss per share - Class A ordinary shares	$0.00	$(0.20)	$(0.20)
Weighted average shares outstanding of Class B ordinary shares, basic	13,216,292	12,875	13,229,167
Basic and diluted loss per share - Class B ordinary shares	$(0.10)	$(0.10)	$(0.20)

	Income (Loss) Per Share
	As Previously Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net income	$16,022,978	$—	$16,022,978
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	57,500,000	—	57,500,000
Basic and diluted income per share - Class A ordinary shares	$0.00	$0.22	$0.22
Weighted average shares outstanding of Class B ordinary shares, basic	14,375,000	—	14,375,000
Basic and diluted income per share - Class B ordinary shares	$0.23	$(0.01)	$0.22

	Income (Loss) Per Share
	As Previously Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net income	$8,900,922	$—	$8,900,922
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	57,500,000	(17,472,376)	40,027,624
Basic and diluted income per share - Class A ordinary shares	$0.00	$0.17	$0.17
Weighted average shares outstanding of Class B ordinary shares, basic	13,805,249	(0)	13,805,249
Basic income per share - Class B ordinary shares	$0.18	$(0.01)	$0.17
Weighted average shares outstanding of Class B ordinary shares, diluted	13,805,249	569,751	14,375,000
Diluted income per share - Class B ordinary shares	$0.18	$(0.02)	$0.16
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
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Monte Carlo simulation and is subsequently valued using the observable listed prices for such warrants. The estimated fair value of the Private Placement Warrants was, and continues to be, measured at fair value using a Black-Scholes option pricing model. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 57,500,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).
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
For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares Warrants based on implied volatility from the Company’s traded Warrants and from historical volatility of select peer company’s ordinary shares or ordinary shares, as applicable, that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.
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

Note 10 — Subsequent Events
The Company has evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events, other than the restatement in Note 2, that would have required adjustment or disclosure in the condensed financial statements.

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
10-Q/A
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
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Monte Carlo simulation and is subsequently valued using the observable listed prices for such warrants. The estimated fair value of the Private Placement Warrants was, and continues to be, measured at fair value using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value warrants, and related accounts and disclosures, and the presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company, and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments issued by the Company, as further described in this Quarterly Report on Form 10-Q. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. This will also result in the restatement of the Company’s balance sheet as of February 25, 2021 within an appropriate form, to be filed with the SEC. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021.

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

Dated: February 11, 2022	SLAM CORP.

	By:	/s/ Himanshu Gulati
	Name:	Himanshu Gulati
	Title:	Chairman
(Principal Executive Officer)

	By:	/s/ Joseph Taeid
	Name:	Joseph Taeid
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)