Form 10-Q
period 2022-03-31
Slam Corp.
filed 2022-05-13
CIK 1838162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).  Yes    ☒  No    ☐
As of May 13, 2022, 57,500,000 Class A ordinary shares, par value $0.0001 per share, and 14,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SLAM CORP.
Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SLAM CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$61,156	$471,352
Prepaid expenses	1,488,933	1,884,303

Total current assets	1,550,089	2,355,655
Investments held in Trust Account	575,078,672	575,031,742

Total Assets	$576,628,761	$577,387,397

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$50,922	$20,615
Accrued expenses	938,527	727,043

Total current liabilities	989,449	747,658
Deferred underwriting commissions	20,125,000	20,125,000
Working capital loan - related party	400,000	400,000
Derivative warrant liabilities	10,672,370	15,939,170

Total liabilities	32,186,819	37,211,828
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 57,500,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	575,000,000	575,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(30,559,496)	(34,825,869)

Total shareholders’ deficit	(30,558,058)	(34,824,431)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$576,628,761	$577,387,397

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2022	2021
General and administrative expenses	$1,017,357	$607,989
General and administrative expenses - related party	30,000	10,000

Total operating expenses	(1,047,357)	(617,989)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,266,800	(4,740,420)
Offering costs - derivative warrant liabilities	—	(1,766,912)
Income from investments held in Trust Account	46,930	3,265

Net income (loss)	$4,266,373	$(7,122,056)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	57,500,000	22,361,111

Basic net income (loss) per share, Class A ordinary shares	$0.06	$(0.20)

Diluted net income (loss) per share, Class A ordinary shares	$0.06	$(0.19)

Weighted average shares outstanding of Class B ordinary shares, basic	14,375,000	13,229,167

Basic net income (loss) per share, Class B ordinary shares	$0.06	$(0.20)

Weighted average shares outstanding of Class B ordinary shares, diluted	14,375,000	14,375,000

Diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.19)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)
For The Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	—	$—	14,375,000	$1,438	$—	$(34,825,869)	$(34,824,431)
Net income	—	—	—	—	—	4,266,373	4,266,373

Balance—March 31, 2022 (unaudited)	—	$—	14,375,000	$1,438	$—	$(30,559,496)	$(30,558,058)

For The Three Months Ended March 31, 2021 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2020	—	$—	14,375,000	$1,438	$23,562	$(13,167)	$11,833
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(23,562)	(61,209,296)	(61,232,858)
Net loss	—	—	—	—	—	(7,122,056)	(7,122,056)

Balance—March 31, 2021 (unaudited)	—	$—	14,375,000	$1,438	$—	$(68,344,519)	$(68,343,081)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,266,373	$(7,122,056)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,266,800)	4,740,420
Offering costs—derivative warrant liabilities	—	1,766,913
Income from investments held in Trust Account	(46,930)	(3,265)
General and administrative expenses paid by related party under promissory note	—	15,591
Changes in operating assets and liabilities:
Prepaid expenses	395,370	(3,004,953)
Accounts payable	30,307	61,477
Accrued expenses	211,484	106,109

Net cash used in operating activities	(410,196)	(3,439,764)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(575,000,000)

Net cash used in investing activities	—	(575,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(196,322)
Proceeds received from initial public offering, gross	—	575,000,000
Proceeds received from private placement	—	17,000,000
Offering costs paid	—	(11,984,040)

Net cash provided by financing activities	—	579,819,638

Net change in cash	(410,196)	1,379,874
Cash—beginning of the period	471,352	—

Cash—end of the period	$61,156	$1,379,874

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$153,022
Offering costs paid by related party under promissory note	$—	$180,730
Deferred underwriting commissions	$—	$20,125,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations
Slam Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 18, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Business Combination”).
As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to public shareholders

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
6
). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements.
Liquidity and Going Concern
As of March 31, 2022, we had approximately $61,000 in our operating bank account and working capital of approximately $561,000.
The Company’s liquidity needs through March 31, 2022 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022 and December 31, 2021, there was $400,000 outstanding under the Working Capital Loan.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 29, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 29, 2022.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates, and the reported amounts of income and expenses during the reporting period. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and Management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheets, except for the derivative warrant liabilities (see Note
9
).
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Black-Scholes option pricing model and is subsequently valued using the observable listed prices for such warrants. The estimated fair value of the Private Placement Warrants was, and continues to be, measured at fair value using a Black-Scholes option pricing model, using directly or indirectly observable significant inputs from the listed Public Warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 57,500,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the
Company’s condensed balance sheets.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no
taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For The Three Months Ended March 31, 2022
	Class A	Class B

Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,413,099	$853,275
Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000

Basic and diluted net income per ordinary share	$0.06	$0.06

	For The Three Months Ended March 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net loss, basic	$(4,474,736)	$(2,647,320)
Allocation of net loss, diluted	(4,335,165)	(2,786,892)
Denominator:
Basic weighted average ordinary shares outstanding	22,361,111	13,229,167
Diluted weighted average ordinary shares outstanding	22,361,111	14,375,000

Basic net loss per ordinary share	$(0.20)	$(0.20)

Diluted net loss per ordinary share	$(0.19)	$(0.19)

Recent Accounting Pronouncements
The Company’s Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Note 3—Initial Public Offering
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
Note 4—Related Party Transactions
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had borrowed $400,000 under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative and shared personnel support services provided to members of the Management, pursuant to an administrative support agreement. For the three months ended March 31, 2022 and 2021, the Company incurred expenses of $30,000 and $10,000 under this agreement, respectively. As of March 31, 2022 and December 31, 2021, the Company had a $10,000

balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 5—Commitments and Contingencies
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

In March 2022, the Company terminated the agreement with two of the consultants, as such, the Company will pay $250,000 per annum going forward.
 As of March 31, 2022 and 2021, the Company had recorded approximately $171,000 and $46,000 in expenses under these consulting agreements, respectively.
Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Fair value of Public Warrants at issuance	(30,475,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(30,757,858)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	61,232,858

Class A ordinary shares subject to possible redemption	$575,000,000

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 7—Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.
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
basis.
Note 8—Derivative Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company had 14,375,000 Public Warrants and 11,333,333 Private Warrants outstanding.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the
10-trading
day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “- Redemption of warrants when the price per class A ordinary share equals or exceeds $18.00” and “- Redemption of warrants when the price per class A ordinary share equals or exceeds $10.00” as described below).
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money market funds	$575,078,672	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$5,967,060	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$4,705,310	$—

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money market funds	$575,031,742	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$8,912,500	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$7,026,670	$—
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
Level 1 assets include investments in mutual funds invested in US government securities and Level 1 liabilities include derivative warrant liabilities - Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Black Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares Warrants based on implied volatility

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
from the Company’s traded Warrants and from historical volatility of select peer company’s ordinary shares or ordinary shares, as applicable, that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly. The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public Warrants	30,475,000
Change in fair value of derivative warrant liabilities	(14,950,000)

Derivative warrant liabilities at March 31, 2021	$15,525,000
Note 10—Subsequent Events
The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On April 6, 2022, the Company the Sponsor agreed to loan the Company $150,000 for working capital purpose (“Convertible Note”). The Convertible Note is non-interest bearing, unsecured and due upon the closing of the initial Business Combination. The Sponsor has the option to convert the loan amount into warrants at the time of the Business Combination (see Note 4).

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

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2022, we had approximately $61,000 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.
Liquidity and Going Concern Considerations
As of March 31, 2022, we had approximately $61,000 in our operating bank account and working capital of approximately $561,000
The Company’s liquidity needs through March 31, 2022 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022 and December 31, 2021, there was $400,000 outstanding under the Working Capital Loan.
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
For the three months ended March 31, 2022, we had net income of approximately $4.3 million, which consisted of approximately $47,000 of income from investments held in trust account and approximately $5.3 million non-operating
gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $1.0 million in general and administrative expenses.
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
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The estimated fair value of the Public Warrants and Private Placement Warrants are measured at fair value using a Black-Scholes option pricing model, using directly or indirectly observable significant inputs from the listed Public Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022 and December 31, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value warrants, and related accounts and disclosures, and the presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.
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
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2022	SLAM CORP.

	By:	/s/ Himanshu Gulati
	Name:	Himanshu Gulati
	Title:	Chairman
(Principal Executive Officer)

	By:	/s/ Joseph Taeid
	Name:	Joseph Taeid
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)