Form 10-Q
period 2022-06-30
Slam Corp.
filed 2022-08-12
CIK 1838162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes   ☒    No   ☐
As of August
12
, 2022, 57,500,000 Class A ordinary shares, par value $0.0001 per share, and 14,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SLAM CORP.
Form
10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SLAM CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$48,666	$471,352
Prepaid expenses	1,121,089	1,884,303

Total current assets	1,169,755	2,355,655
Investments held in Trust Account	575,895,374	575,031,742

Total Assets	$577,065,129	$577,387,397

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,401	$20,615
Accrued expenses	1,308,290	727,043

Total current liabilities	1,310,691	747,658
Deferred underwriting commissions	20,125,000	20,125,000
Working capital loan—related party	670,000	400,000
Derivative warrant liabilities	5,090,250	15,939,170

Total liabilities	27,195,941	37,211,828
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 57,500,000 shares at redemption value of $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	575,795,374	575,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(25,927,624)	(34,825,869)

Total shareholders’ deficit	(25,926,186)	(34,824,431)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$577,065,129	$577,387,397

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$941,577	$1,152,851	$1,958,933	$1,760,840
General and administrative expenses—related party	30,000	30,000	60,000	40,000

Total operating expenses	(971,577)	(1,182,851)	(2,018,933)	(1,800,840)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,582,120	17,197,090	10,848,920	12,456,670
Offering costs—derivative warrant liabilities	—	—	—	(1,766,912)
Income from investments held in Trust Account	816,702	8,739	863,632	12,004

Net income	$5,427,246	$16,022,978	$9,693,619	$8,900,922

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	57,500,000	57,500,000	57,500,000	40,027,624

Basic net income per share, Class A ordinary shares	$0.08	$0.22	$0.13	$0.17

Diluted net income per share, Class A ordinary shares	$0.08	$0.22	$0.13	$0.16

Weighted average shares outstanding of Class B ordinary shares, basic	14,375,000	14,375,000	14,375,000	13,805,249

Basic net income per share, Class B ordinary shares	$0.08	$0.22	$0.13	$0.17

Weighted average shares outstanding of Class B ordinary shares, diluted	14,375,000	14,375,000	14,375,000	14,375,000

Diluted net income per share, Class B ordinary shares	$0.08	$0.22	$0.13	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)
For The Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	14,375,000	$1,438	$—	$(34,825,869)	$(34,824,431)
Net income	—	—	—	—	—	4,266,373	4,266,373

Balance—March 31, 2022 (unaudited)	—	—	14,375,000	1,438	—	(30,559,496)	(30,558,058)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(795,374)	(795,374)
Net income	—	—	—	—	—	5,427,246	5,427,246

Balance—June 30, 2022 (unaudited)	—	$—	14,375,000	$1,438	$—	$(25,927,624)	$(25,926,186)

For The Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance— December 31, 2020	—	$—	14,375,000	$1,438	$23,562	$(13,167)	$11,833
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(23,562)	(61,209,296)	(61,232,858)
Net loss	—	—	—	—	—	(7,122,056)	(7,122,056)

Balance—March 31, 2021 (unaudited)	—	—	14,375,000	1,438	—	(68,344,519)	(68,343,081)
Net income	—	—	—	—	—	16,022,978	16,022,978

Balance—June 30, 2021 (unaudited)	—	$—	14,375,000	$1,438	$—	$(52,321,541)	$(52,320,103)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,693,619	$8,900,922
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(10,848,920)	(12,456,670)
Offering costs—derivative warrant liabilities	—	1,766,912
Income from investments held in Trust Account	(863,632)	(12,004)
General and administrative expenses paid by related party under promissory note	—	15,591
Changes in operating assets and liabilities:
Prepaid expenses	763,214	(2,677,992)
Accounts payable	(18,214)	114,427
Accrued expenses	581,247	805,264

Net cash used in operating activities	(692,686)	(3,543,550)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(575,000,000)

Net cash used in investing activities	—	(575,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(196,321)
Proceeds received from initial public offering, gross	—	575,000,000
Proceeds received from private placement	—	17,000,000
Working capital loan—related party	270,000	—
Offering costs paid	—	(12,149,040)

Net cash provided by financing activities	270,000	579,654,639

Net change in cash	(422,686)	1,111,089
Cash—beginning of the period	471,352	—

Cash—end of the period	$48,666	$1,111,089

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$11,978
Offering costs paid by related party under promissory note	$—	$180,730
Deferred underwriting commissions	$—	$20,125,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
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
As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to public shareholders who redeem their Public Shares will

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $49,000 in our operating bank account and working capital deficit of approximately $141,000.
The Company’s liquidity needs through June 30, 2022 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, there was $400,000 outstanding under the Working Capital Loan.

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
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and Management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheets, except for the derivative warrant liabilities (see Note 9).
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Three Months Ended June 30, 2022		For The Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$4,341,796	$1,085,449	$12,818,382	$3,204,596
Allocation of net income, diluted	4,341,796	1,085,449	12,818,382	3,204,596
Denominator:
Basic weighted average ordinary shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000
Diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000

Basic net income per ordinary share	$0.08	$0.08	$0.22	$0.22

Diluted net income per ordinary share	$0.08	$0.08	$0.22	$0.22

	For The Six Months Ended June 30, 2022		For The Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$7,754,895	$1,938,724	$6,618,312	$2,282,610
Allocation of net income, diluted	7,754,895	1,938,724	6,549,000	2,351,922
Denominator:
Basic weighted average ordinary shares outstanding	57,500,000	14,375,000	40,027,624	13,805,249
Diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	40,027,624	14,375,000

Basic net income per ordinary share	$0.13	$0.13	$0.17	$0.17

Diluted net income per ordinary share	$0.13	$0.13	$0.16	$0.16

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
The Company’s Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Note
3-Initial
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
4-Related
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
On April 6, 2022
and May 31, 2022,
the Sponsor agreed to loan the Company $150,000
and $120,000, respectively, for working capital purposes (“Convertible Notes”). Each Convertible Note is non-interest

bearing, unsecured and due upon the closing of the initial Business Combination
. The Sponsor has the option to convert the loan amount into warrants at the time of the Business Combination.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had borrowed $670,000 and $400,000 under the Working Capital Loans, respectively.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative and shared personnel support services provided to members of the Management, pursuant to an administrative support agreement. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $60,000 and $40,000 under this agreement, respectively. As of June 30, 2022 and December 31, 2021, the Company had a $0 and $10,000 balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets, respectively.
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
Note 5-Commitments and Contingencies
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Consulting Agreements
Subsequent to the Initial Public Offering, the Sponsor entered into consulting agreements with three consultants to assist the Company in connection with the consummation of the initial business combination. As part of the agreements, the Sponsor will pay an aggregate amount of $682,000 per annum to the consultants. In March 2022, the Company terminated the agreement with two of the consultants, as such, the Company will pay $250,000 per annum going forward. As of June 30, 2022 and 2021, the Company had recorded approximately $251,000 and $46,000 in expenses under these consulting agreements, respectively.
Note 6—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Fair value of Public Warrants at issuance	(30,475,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(30,757,858)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	61,232,858

Class A ordinary shares subject to possible redemption at December 31, 2021	575,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	795,374

Class A ordinary shares subject to possible redemption at June 30, 2022	$575,795,374

Note
7-Shareholders’
Deficit
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
basis.
Note
8-Derivative
Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company had 14,375,000 Public Warrants and 11,333,333 Private Warrants outstanding.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market funds	$575,895,374	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$2,846,250	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$2,244,000	$—

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market funds	$575,031,742	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$8,912,500	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$7,026,670	$—
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
Level 1 assets include investments in mutual funds invested in US government securities and Level 1 liabilities include derivative warrant liabilities—Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

warrants. The fair value of the Public Warrants as of June 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Black Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares Warrants based on implied volatility from the Company’s traded Warrants and from historical volatility of select peer company’s ordinary shares or ordinary shares, as applicable, that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly. The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the six months ended June 30, 2021 is summarized as follows:

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

Note
10-Subsequent
Events
The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2022, we had approximately $49,000 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.
Liquidity and Going Concern Considerations
As of June 30, 2022, we had approximately $49,000 in our operating bank account and working capital deficit of approximately $141,000
The Company’s liquidity needs through June 30, 2022 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, there was $670,000 and $400,000 outstanding under the Working Capital Loan, respectively
In connection with our assessment of going concern considerations in accordance with FASB ASU
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

For the three months ended June 30, 2022, we had net income of approximately $5.4 million, which consisted of approximately $817,000 of income from investments held in Trust Account and approximately $5.6 million non-operating

gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $1.0 million in general and administrative expenses.
For the three months ended June 30, 2021, we had net income of approximately $16.0 million which consisted of approximately $9,000 of income from investments held in the Trust Account and approximately $17.2 million non-operating

gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $1.2 million in general and administrative expenses.
For the six months ended June 30, 2022, we had net income of approximately $9.7 million, which consisted of approximately $864,000 of income from investments held in Trust Account and approximately $10.8 million non-operating

gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $2.0 million in general and administrative expenses.
For the six months ended June 30, 2021, we had net income of approximately $8.9 million, which consisted of approximately $12,000 of income from investments held in Trust Account and approximately $12.5 million non-operating

gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $1.8 million in general and administrative expenses, and approximately $1.8 million in offering costs associated with derivative warrant liabilities.
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022 and December 31, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.
PART

II-OTHER

INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022 and in our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: August 12, 2022	SLAM CORP.

	By:	/s/ Himanshu Gulati
	Name:	Himanshu Gulati
	Title:	Chairman
(Principal Executive Officer)

	By:	/s/ Joseph Taeid
	Name:	Joseph Taeid
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)