Form 10-Q
period 2022-09-30
Slam Corp.
filed 2022-11-14
CIK 1838162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
14
, 2022, 57,500,000 Class A ordinary shares, par value $0.0001 per share, and 14,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SLAM CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SLAM CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$83,411	$471,352
Prepaid expenses	696,894	1,884,303

Total current assets	780,305	2,355,655
Investments held in Trust Account	578,495,489	575,031,742

Total Assets	$579,275,794	$577,387,397

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$37,057	$20,615
Accrued expenses	1,398,889	727,043

Total current liabilities	1,435,946	747,658
Deferred underwriting commissions	20,125,000	20,125,000
Working capital loan - related party	820,000	400,000
Derivative warrant liabilities	1,799,580	15,939,170

Total liabilities	24,180,526	37,211,828
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 57,500,000 shares at redemption value of $10.059 and $10.000 per share as of September 30, 2022 and December 31, 2021, respectively	578,395,489	575,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(23,301,659)	(34,825,869)

Total shareholders’ deficit	(23,300,221)	(34,824,431)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$579,275,794	$577,387,397

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2022	2021	2022	2021
General and administrative expenses	$634,704	$1,068,122	$2,593,637	$2,828,962
General and administrative expenses - related party	30,000	30,000	90,000	70,000

Total operating expenses	(664,704)	(1,098,122)	(2,683,637)	(2,898,962)
Other income (expenses):
Change in fair value of derivative warrant liabilities	3,290,670	5,194,160	14,139,590	17,650,830
Offering costs - derivative warrant liabilities	—	—	—	(1,766,912)
Income from investments held in Trust Account	2,600,114	8,834	3,463,746	20,838

Net income	$5,226,080	$4,104,872	$14,919,699	$13,005,794

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	57,500,000	57,500,000	57,500,000	45,915,751

Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.06	$0.21	$0.22

Weighted average shares outstanding of Class B ordinary shares, basic	14,375,000	14,375,000	14,375,000	13,997,253

Basic net income per share, Class B ordinary shares	$0.07	$0.06	$0.21	$0.22

Weighted average shares outstanding of Class B ordinary shares, diluted	14,375,000	14,375,000	14,375,000	14,375,000

Diluted net income per share, Class B ordinary shares	$0.07	$0.06	$0.21	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
For The Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit

	Class A		Class B			Accumulated Deficit

	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	14,375,000	$1,438	$—	$(34,825,869)	$(34,824,431)
Net income	—	—	—	—	—	4,266,373	4,266,373

Balance - March 31, 2022 (unaudited)	—	—	14,375,000	1,438	—	(30,559,496)	(30,558,058)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(795,374)	(795,374)
Net income	—	—	—	—	—	5,427,246	5,427,246

Balance - June 30, 2022 (unaudited)	—	—	14,375,000	1,438	—	(25,927,624)	(25,926,186)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,600,115)	(2,600,115)
Net income	—	—	—	—	—	5,226,080	5,226,080

Balance - September 30, 2022 (unaudited)	—	$—	14,375,000	$1,438	$—	$(23,301,659)	$(23,300,221)

For The Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit

	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	14,375,000	$1,438	$23,562	$(13,167)	$11,833
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(23,562)	(61,209,296)	(61,232,858)
Net loss	—	—	—	—	—	(7,122,056)	(7,122,056)

Balance - March 31, 2021 (unaudited)	—	—	14,375,000	1,438	—	(68,344,519)	(68,343,081)
Net income	—	—	—	—	—	16,022,978	16,022,978

Balance - June 30, 2021 (unaudited)	—	—	14,375,000	1,438	—	(52,321,541)	(52,320,103)
Net income	—	—	—	—	—	4,104,872	4,104,872

Balance - September 30, 2021 (unaudited)	—	$—	14,375,000	$1,438	$—	$(48,216,669)	$(48,215,231)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$14,919,699	$13,005,794
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(14,139,590)	(17,650,830)
Offering costs - derivative warrant liabilities	—	1,766,912
Income from investments held in Trust Account	(3,463,746)	(20,838)
General and administrative expenses paid by related party under promissory note	—	15,591
Changes in operating assets and liabilities:
Prepaid expenses	1,187,408	(2,271,463)
Accounts payable	16,441	10,000
Accrued expenses	671,847	848,992

Net cash used in operating activities	(807,941)	(4,295,842)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(575,000,000)

Net cash used in investing activities	—	(575,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(196,322)
Proceeds received from initial public offering, gross	—	575,000,000
Proceeds received from private placement	—	17,000,000
Proceeds received from working capital loan—related party	420,000	—
Offering costs paid	—	(12,149,040)

Net cash provided by financing activities	420,000	579,654,638

Net change in cash	(387,941)	358,796
Cash - beginning of the period	471,352	—

Cash - end of the period	$83,411	$358,796

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$11,978
Offering costs paid by related party under promissory note	$—	$180,730
Deferred underwriting commissions	$—	$20,125,000
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
As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Liquidity and Going Concern
As of September 30, 2022, we had approximately $83,000 in our operating bank account and working capital deficit of approximately $656,000.
The Company’s liquidity needs through September 30, 2022 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, there was $820,000 and $400,000 outstanding under the Working Capital Loan, respectively.

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
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and Management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Three Months Ended September 30,
	2022		2021

	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$4,180,864	$1,045,216	$3,283,898	$820,974
Allocation of net income, diluted	4,180,864	1,045,216	3,283,898	820,974
Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000

Basic net income per ordinary share	$0.07	$0.07	$0.06	$0.06

Diluted net income per ordinary share	$0.07	$0.07	$0.06	$0.06

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For The Nine Months Ended September 30,
	2022		2021

	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$11,935,759	$2,983,940	$9,967,299	$3,038,495
Allocation of net income, diluted	11,935,759	2,983,940	9,904,849	3,100,945
Denominator:
Basic weighted average ordinary shares outstanding	57,500,000	14,375,000	45,915,751	13,997,253
Diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	45,915,751	14,375,000

Basic net income per ordinary share	$0.21	$0.21	$0.22	$0.22

Diluted net income per ordinary share	$0.21	$0.21	$0.22	$0.22

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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
On April 6, 2022, May 31, 2022, and August 31, 2022, the Sponsor agreed to loan the Company $150,000, $120,000 and $150,000, respectively, for working capital purposes (“Convertible Notes”). Each Convertible Note is non-interest bearing,
unsecured and due upon the closing of the initial Business Combination. The Sponsor has the option to convert the loan amount into warrants at the time of the Business Combination.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had borrowed $820,000 and $400,000 under the Working Capital Loans, respectively.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative and shared personnel support services provided to members of the Management, pursuant to an administrative support agreement. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred expenses of $90,000 and $70,000 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company had a $10,000 balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.
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
Consulting Agreements
Subsequent to the Initial Public Offering, the Sponsor entered into consulting agreements with three consultants to assist the Company in connection with the consummation of the initial business combination. As part of the agreements, the Sponsor will pay an aggregate amount of $682,000 per annum to the consultants. In March 2022, the Company terminated the agreement with two of the consultants, and in September 2022, the Company terminated the agreement with the remaining consultant. As of September 30, 2022 and 2021, the Company had recorded approximately $389,000 and $46,000 in expenses under these consulting agreements, respectively.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
6-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Fair value of Public Warrants at issuance	(30,475,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(30,757,858)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	61,232,858

Class A ordinary shares subject to possible redemption at December 31, 2021	575,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	795,374

Class A ordinary shares subject to possible redemption at June 30, 2022	575,795,374
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,600,115

Class A ordinary shares subject to possible redemption at September 30, 2022	$578,395,489

Note
7-Shareholders’
Deficit
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.
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
basis.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
8-Derivative
Warrant Liabilities
As of September 30, 2022 and December 31, 2021, the Company had 14,375,000 Public Warrants and 11,333,333 Private Warrants outstanding.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market funds	$578,495,489	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$1,006,250	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$793,330	$—

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market funds	$575,031,742	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$8,912,500	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$7,026,670	$—
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
Level 1 assets include investments in mutual funds invested in US government securities and Level 1 liabilities include derivative warrant liabilities-Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Black Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares Warrants based on implied volatility from the Company’s traded Warrants and from historical volatility of select peer company’s ordinary shares or ordinary shares, as applicable, that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly. The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $3.3 million and $14.1 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.
For the three and nine months ended September 30, 2021, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $5.2 million and $17.7 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.
The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Private Warrants	59,715,000
Change in fair value of derivative warrant liabilities	(7,499,580)

Derivative warrant liabilities at March 31, 2021	52,215,420
Transfer of Public Warrants to Level 1	(27,168,750)
Change in fair value of derivative warrant liabilities	(5,553,340)

Derivative warrant liabilities at June 30, 2021	19,493,330
Change in fair value of derivative warrant liabilities	(2,606,660)

Derivative warrant liabilities at September 30, 2021	$16,886,670
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

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2022, we had approximately $83,000 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Liquidity and Going Concern Considerations

As of September 30, 2022, we had approximately $83,000 in our operating bank account and working capital deficit of approximately $656,000.

The Company’s liquidity needs through September 30, 2022 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, there was $820,000 and $400,000 outstanding under the Working Capital Loan, respectively

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through February 25, 2023, our scheduled liquidation date if we do not complete the Business Combination prior to such date. We intend to complete a Business Combination by February 25, 2023 but cannot guarantee such event. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 25, 2023.

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

For the three months ended September 30, 2022, we had net income of approximately $5.2 million, which consisted of approximately $2.6 million of income from investments held in Trust Account and approximately $3.3 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $665,000 in general and administrative expenses.

For the three months ended September 30, 2021, we had net income of approximately $4.1 million, which consisted of approximately $9,000 of income from investments held in the Trust Account, and approximately $5.2 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $1.1 million in general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $14.9 million, which consisted of approximately $3.5 million of income from investments held in Trust Account and approximately $14.1 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $2.7 million in general and administrative expenses.

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

Net income per ordinary shares

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022 and in our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Dated: November 14, 2022	SLAM CORP.

	By:	/s/ Himanshu Gulati
	Name:	Himanshu Gulati
	Title:	Chairman
(Principal Executive Officer)

	By:	/s/ Joseph Taeid
	Name:	Joseph Taeid
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)