Form 10-K
period 2022-12-31
Slam Corp.
filed 2023-03-29
CIK 1838162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
The registrant’s units, each consisting of one Class A ordinary share, $0.0001 par value (the “Class A ordinary shares”), and one-fourth

of one redeemable warrant, began trading on the Nasdaq Capital Market (the “Nasdaq”) on February 23, 2021. Commencing April 15, 2021, holders of the units were permitted to elect to separately trade the Class A ordinary shares and warrants included in the units.
The aggregate market value of the registrant’s voting ordinary shares held by non-affiliates
of the registrant as of June 30, 2022 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $565,800,000 (based on the closing sales price of the ordinary shares on June 30, 2022 of $9.84).
As of March 29, 2023, 25,335,163 Class A ordinary shares, and 14,375,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.
Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•

“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of the initial public offering (the “IPO”), as amended on February 21, 2023;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” “could,” “would,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

•

The requirement that we consummate an initial business combination by the date by which we are required to consummate a business combination pursuant to our amended and restated memorandum and articles of association (the “Termination Date”) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•

We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

•

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until the Termination Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

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

Slam Corp. was established by baseball legend, investor and Chairman and Chief Executive Officer of A-Rod Corp, Alex Rodriguez, and Founder, Managing Partner and Chief Investment Officer of Antara Capital LP (“Antara”), Himanshu Gulati. Slam Corp. intends to pursue investment opportunities with companies that have large and growing addressable markets, significant revenue growth, defensible business models and superior market share. We are focused on businesses in the sports, media, entertainment, health and wellness and consumer technology sectors; however, we do not intend to target professional sports franchises.

Mr. Rodriguez founded A-Rod Corp, an investment firm that backs promising businesses with internal and external capital and works with championship teams. A-Rod Corp was founded in 2003 in the midst of his burgeoning Major League Baseball (“MLB”) career. Additionally, Mr. Rodriguez founded Newport Property Construction, a real estate development firm in 2008 and Monument Capital Management, a real estate investment firm, in 2012. Since retiring from professional baseball in 2016, after an illustrious 25-year career, Mr. Rodriguez has turned his focus to growing his numerous successful businesses. A-Rod Corp’s mission is to build world-class companies, brands, partnerships and entertainment that inspire, connect and empower global consumers. A-Rod Corp invests in categories that can scale across Mr. Rodriguez’s broad consumer fan base, including real estate, beverages, sports apparel, fitness and wellness, and sports and sports media. Select A-Rod Corp venture investments include hims | hers, Petros PACE, Density, Step, Super Coffee and Sonder.

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

Our Management Team

Our management team is comprised of Alex Rodriguez, as Chief Executive Officer and member of our board of directors, Himanshu Gulati, as Chairman of our board of directors, Kelly Laferriere, as President, Chetan Bansal as Chief Development Officer and a member of our board of directors, Joseph Taeid, as Chief Financial Officer and Alexandre Zyngier, Desiree Gruber, Ann Berry and Reggie Hudlin as directors. Throughout their careers, Mr. Rodriguez, Mr. Gulati, Ms. Laferriere, Mr. Bansal, Mr. Taeid, Mr. Zyngier, Ms. Gruber, Ms. Berry and Mr. Hudlin have built successful businesses and careers in the finance, media, enterprise software, e-commerce and sports industries.

On February 2, 2023, Barbara Byrne resigned from our Board of Directors. On February 2, 2023, Alexandre Zyngier was appointed to the Board of Directors in Ms. Byrne’s place.

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

We believe the Company’s value proposition is uniquely suited to bring to market a best-in-class publicly traded asset:

•

Ability to Add Strategic Value and Global Awareness: As one of the world’s most famous athletes and media personalities, Mr. Rodriguez is able to deliver immediate impact and accelerate a business’ growth through strategic introductions or by promoting a product across millions of fans. Mr. Rodriguez has close to 10 million fans across his social media channels, including nearly 4 million followers on Instagram and over 1.8 million and 1.3 million followers on Facebook and Twitter, respectively. Mr. Rodriguez’s audience is affluent, primarily 25 to 44 years old, and highly engaged, delivering over 600,000 social media interactions per week on average.

•

Access to Proprietary Deal Flow and Growth Opportunities: Mr. Rodriguez’s storied career as a leader both on the field and as an investor and entrepreneur off the field has enabled him to cultivate a vast, influential network providing remarkable access to potential business opportunities. This provides valuable insights into identifying potential targets and will help unlock long-term growth potential. Moreover, Mr. Gulati’s significant experience investing in public and private markets, Ms. Laferriere’s knowledge of the sports, media and entertainment industries, Mr. Bansal’s network of venture-funded growth companies and Mr. Taeid’s past experience operating a successful special purpose acquisition company (“SPAC”) will further bolster our access to potential business opportunities.

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

Growth Corp. (Nasdaq:CGRO), a SPAC, and is the global leader in LiDAR Sensors and perception software for autonomous driving and is strategic supplier to BMW and Magna. Separately, Antara was an early PIPE investor in QuantumScape (NYSE:QS), a next generation solid state lithium-ion battery producer.

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

•

Fundamental Rigor for Research and Analysis: Antara utilizes exhaustive quantitative and qualitative research and on-the-ground diligence. Antara spends considerable time with management, understanding their strategies and consulting with a wide variety of third-party resources when appropriate. Antara seeks to develop strong expertise in each industry and company in which it invests.

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

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria, and guidelines that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, and large business enterprises seeking to divest non-core assets or divisions.

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

Our sponsor is Slam Sponsor LLC, a Cayman limited liability company. Our sponsor currently owns 14,195,000 Class B ordinary shares and 11,333,333 private placement warrants. The sponsor is controlled by a board of managers, which acts by majority vote so that no individual manager exercises voting or dipositive contol over the Class B ordinary shares or private placement warrants held by our sponsor. Our sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in the business combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our business combination, which may increase the risk that our business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination by February 25, 2024 because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive approximately $10.00 per public share or less in certain circumstances, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements, and, if their revenues are less than $100 million, not providing an independent registered public accounting firm attestation on internal control over financial reporting. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Financial Position

As of December 31, 2022, we had approximately $583,460,070 available to consummate an initial business combination after payment of the estimated expenses of our IPO and $20,100,000 of deferred underwriting fees. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. On February 21, 2023 we held an extraordinary general meeting of shareholders (the “Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $328,092,029.60. After the satisfaction of such redemptions, the balance in our trust account was approximately $258,427,084.32. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Goldman Sachs & Co. LLC and BTIG, LLC, the underwriters of our IPO. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our initial shareholders have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 5,480,083, or 21.6% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 25,335,163 currently outstanding public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the Termination Date.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have until the Termination Date to consummate an initial business combination. If we have not consummated an initial business combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by the Termination Date. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by the Termination Date (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers, special advisor and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, our special advisor or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $119,000 held outside the trust account (as of December 31, 2022) plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. We will have access to approximately $119,000 held outside the trust account (as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by the Termination Date, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall have such shares canceled and therefore will not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements, and, if their revenues are less than $100 million, not providing an independent registered public accounting firm attestation on internal control over financial reporting. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report and the prospectus associated with our IPO, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment.

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

Our initial shareholders owned, on an as-converted basis, approximately 20% of our outstanding ordinary shares immediately following the completion of our IPO. On February 21, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 36.2% of our outstanding ordinary shares.

Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 5,480,083, or 21.6% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 25,335,163 currently outstanding public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by the Termination Date, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall have such shares canceled and therefore will not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than such amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The requirement that we consummate an initial business combination by the Termination Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the Termination Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by the Termination Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, while the extent of the impact of the outbreak of COVID-19 on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the redemption of their shares, and our warrants will expire worthless. See the risk factor entitled “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

In the event that our sponsor, directors, executive officers, special advisor or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business-Effectuating Our Initial Business Combination-Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

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

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until the Termination Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our IPO and the sale of the private placement warrants, only approximately $119,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least until the Termination Date; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. As of March 29, 2023, December 31, 2022 and December 31, 2021, there were $4,721,000, $1,474,000 and $400,000 such loan amounts outstanding, The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, special advisor or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the closing of our initial public offering, our initial shareholders owned, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares. On February 21, 2023, we held an Extension

Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholders currently own, on an as-converted basis approximately 36.2% of our outstanding ordinary shares. Consequently, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors or our special advisor, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

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

Since the net proceeds of our IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by the Termination Date, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement that we have entered into with our sponsor, officers and directors, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for runoff insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

We may engage the underwriters from our initial public offering or one of its respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters from our initial public offering or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with the underwriters from our initial public offering or their affiliates and no fees or other compensation for such services will be paid to the underwriters from our IPO or its affiliates prior to the date that is 60 days from the date of the prospectus associated with our IPO, unless such payment would not be deemed underwriters’ compensation in connection with our IPO. The underwriters from our IPO are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters from our IPO or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of our IPO, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, directors, and special advisor have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor, executive officers, directors, or special advisor for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants are sufficient to allow us to complete our initial business combination, because we have not yet entered into a definitive agreement with a target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

The net proceeds from our IPO and the sale of the private placement warrants provides us with up to $558,075,000 that we may use to complete our initial business combination (after taking into account the $20,125,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of our IPO). On February 21, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $328,092,029.60. After the satisfaction of such redemptions, the balance in our trust account was approximately $258,427,084.32.

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

If we have not consummated an initial business combination by the Termination Date, our public shareholders may be forced to wait beyond the Termination Date before redemption from our trust account.

If we have not consummated an initial business combination by the Termination Date, the proceeds on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Termination before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

•	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, prior to the 24-month anniversary of the closing of our IPO, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by the Termination Date, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Risks Relating to our Securities

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are currently 474,664,837 and 35,625,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

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

We have not registered the Class A ordinary shares issuable upon exercise of the warrants issued in our IPO under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants issued in our IPO are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our IPO. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

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

We issued warrants to purchase 14,375,000 Class A ordinary shares as part of the units sold in our IPO and, simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 11,333,333 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if our sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. As of March 29, 2023, December 31, 2022 and December 31, 2021, there were $4,721,000, $1,474,000 and $400,000 such loan amounts outstanding, respectivley. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to a registration and shareholder rights agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as our sponsor holds any securities covered by the registration and shareholder rights agreement.

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

In light of the involvement of our Founding Partners, sponsor, its partners and employees, and our executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with such persons. Such entities may compete with us for business combination opportunities. Our Founding Partners, sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Item 1. Business-Effectuating Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Founding Partners, sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

On December 31, 2020, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 14,375,000 Class B ordinary shares, par value $0.0001. In January 2021, our sponsor transferred an aggregate of 120,000 founder shares to our independent directors, 30,000 founder shares to an officer of the company and 30,000 founder shares to our special advisor. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor, pursuant to a written agreement, purchased an aggregate of 11,333,333 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($17,000,000 in the aggregate), in a private placement that closed simultaneously with the closing of our IPO. If we do not consummate an initial business combination by the Termination Date, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 36-month anniversary of the closing of our IPO nears, which is the deadline for our consummation of an initial business combination.

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

We were formed on December 18, 2020 under the laws of the Cayman Islands and have no operating history. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) that would, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies and business combination transactions involving special purpose acquisition companies and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. To mitigate the risk of that result, we intend to instruct, prior to the shareholder meeting, Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash in an interest-bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation.

As a result, following such change, we will likely receive minimal interest on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or our liquidation.

As indicated above, we completed our initial public offering in February 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. The SPAC Proposed Rules relate, among other matters, to the circumstances in which special purpose acquisition companies such as us could potentially be subject to the Investment Company Act. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a special purpose acquisition company satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a special purpose acquisition company would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than the Termination Date We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Proposed Rules.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our initial public offering and until the 24-month anniversary of the consummation of our initial public offering, have been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the consummation of our initial public offering, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and have maintained the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Interest on such deposit account is currently 2.75% per annum, but such deposit account carries a variable rate and we cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we would likely receive minimal interest on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

As of December 31, 2022, we had $119,000 in our operating bank accounts and a working capital deficit of approximately $686,000. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. We currently have a mandatory liquidation date of February 25, 2024 to complete a business combination. Although we expect to complete a business combination on or prior to February 25, 2024, it is uncertain whether we will be able to do so. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

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

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

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

(b) Holders

As of March 29, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, eight holders of record of our Class B ordinary shares and two holders of our warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

Simultaneously with the closing of our IPO, the Company consummated the Private Placement of 11,333,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $17.0 million.

In connection with the IPO, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to a promissory note. This loan is non-interest bearing and payable on the consummation of the IPO. We borrowed approximately $196,000 under the loan and repaid the promissory note in full on February 25, 2021.

Of the gross proceeds received from the IPO and the full exercise of the option to purchase additional Shares, $575,000,000 was placed in the Trust Account. The net proceeds of the IPO and certain proceeds from the Private Placement prior to the 24-month anniversary of the closing of our IPO, were invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $12.4 million in underwriting discounts and commissions related to the IPO. In addition, the underwriters agreed to defer $20.1 million in underwriting discounts and commissions.

On November 30, 2021, the Company issued an unsecured promissory note (the “2021 Note”) in the principal amount of $400,000 to the Sponsor. The 2021 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete a business combination, the 2021 Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the 2021 Note, in whole or in part, into private placement warrants at a price of $1.50 per private placement warrant. The 2021 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2021 Note and all other sums payable with regard to the 2021 Note becoming immediately due and payable.

The 2021 Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 21, 2023 we held an Extension Meetin to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $328,092,029.60. After the satisfaction of such redemptions, the balance in our trust account was approximately $258,427,084.32.

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

As indicated in the accompanying financial statements, as of December 31, 2022, we had approximately $119,000 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the year ended December 31, 2022, we had net income of approximately $18.7 million, which consisted of approximately $8.4 million of income from investments held in the trust account and approximately $13.6 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $3.4 million in general and administrative expenses.

For the year ended December 31, 2021, we had net income of approximately $26.0 million, which consisted of approximately $32,000 of income from investments held in the trust account and approximately $31.5 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $3.4 million in general and administrative expenses, and approximately $1.8 million in offering costs associated with derivative warrant liabilities.

Liquidity and Going Concern Considerations

As of December 31, 2022, the Company had approximately $119,000 in the operating bank account and working capital deficit of approximately $686,000.

The Company’s liquidity needs through December 31, 2022 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were $1,474,000 and $400,000 outstanding under the Working Capital Loans, respectively.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through May 25, 2023, our scheduled liquidation date if we do not complete the business combination prior to such date. We intend to complete a business combination by May 25, 2023 but cannot guarantee such event. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 25, 2023.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of December 31, 2022 and 2021, we did not have any critical accounting estimates to be disclosed.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, we conducted and evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Alex Rodriguez	47	Chief Executive Officer and Director
Himanshu Gulati	43	Chairman and Director
Kelly Laferriere	49	President
Chetan Bansal	49	Chief Development Officer and Director
Joseph Taeid	36	Chief Financial Officer
Reggie Hudlin	61	Director
Desiree Gruber	55	Director
Alexandre Zyngier	53	Director
Ann Berry	41	Director

Alex Rodriguez, our Chief Executive Officer and member of our board of directors, founded A-Rod Corp in 2003, purchasing a duplex apartment building on the theory that investing his MLB earnings wisely would protect him from the kinds of financial struggles that afflict too many professional athletes. While best known during his baseball career as one of the world’s greatest athletes (a 14-time MLB All-Star and a 2009 World Series Champion with the New York Yankees), Mr. Rodriguez now leads a team of experts who aim to build high-growth businesses and enhance the value of more than 30 companies in the A-Rod Corp portfolio. Mr. Rodriguez invests in world-class startups and partners with leading global companies in a variety of industries. While he racked up extraordinary statistics on the field, Mr. Rodriguez simultaneously assembled an impressive team at A-Rod Corp, bought apartment units across the southeastern United States, and built a fully integrated real estate and development company. Following his success in real estate, Mr. Rodriguez has invested in a variety of sectors where he has expertise, including sports, wellness, media and entertainment and technology. He looks for long-term opportunities to not only provide financial capital but also employ his operational expertise and unique global perspective. Mr. Rodriguez is an Emmy Award-winning MLB analyst for Fox Sports and ESPN. Mr. Rodriguez has been a judge and investor on ABC’s Shark Tank, mentored financially distressed ex-athletes on CNBC’s Back in the Game, and currently co-hosts the podcast The Corp with Barstool Sports’ Dan Katz, interviewing chief executive officers, entrepreneurs and sports legends. Committed to creating opportunities for young people to succeed, Mr. Rodriguez serves on the Board of Directors of the Boys and Girls Clubs of Miami-Dade and the Boards of Trustees of the University of Miami and The Paley Center for Media.

We believe Mr. Rodriguez’s broad investment experience makes him well-qualified to serve as a member of our board of directors.

Himanshu Gulati, our Chairman and member of our board of directors, founded Antara in March 2018 and serves as Managing Partner and Chief Investment Officer. Prior to Antara, from February 2015 to January 2018, Mr. Gulati was the Head of U.S. Distressed Credit and Special Situations at Man GLG where he launched the GLG Select Opportunities Strategy in February 2015. During his tenure at Man GLG, Mr. Gulati was also a member of the GLG Risk Committee. Before joining Man Group, Mr. Gulati spent nine years at Perry Capital from April 2006 to January 2015, most recently as Managing Partner responsible for distressed securities and event/catalyst equities. Prior to his tenure at Perry Capital, from July 2005 to March 2006, Mr. Gulati was a distressed credit analyst at Rockview Capital, a credit hedge fund. Prior to his time at Rockview Capital, Mr. Gulati worked in investment banking within leveraged finance at Merrill Lynch from September 2003 to June 2005 and began his career in the accounting division of Goldman Sachs from July 2001 to August 2003. Mr. Gulati earned a Bachelor of Science in Finance from Binghamton University.

We believe Mr. Gulati’s broad investment experience makes him well-qualified to serve as a member of our board of directors.

Kelly Laferriere, our President, is the Chief Business Officer at A-Rod Corp, joining in June 2020 and working closely with Mr. Rodriguez to craft and execute the investment and multimedia content strategy at A-Rod Corp. Ms. Laferriere is a business and brand builder with operational experience in both large companies and startups. She has played a pivotal role in the emergence of a number of global entertainment brands, most notably as part of the senior management team at ESPN and Six Flags. Ms. Laferriere has worked in sports, media, and entertainment for more than two decades. Her career began as a Producer at Disney’s ABC Television Group (“ABC”) from 1995 to 1999. Ms. Laferriere then worked at ESPN as Vice President of Programming and Acquisitions from 1999 to 2005, and at Six Flags as Regional Vice President of Park Strategy and Management from 2006 to 2010. During Ms. Laferriere’s tenure at ESPN, Ms. Laferriere helped lead the team that acquired and managed the multimedia rights to a number of professional sports leagues, including the NFL, NBA, and NHL. In the same period, ESPN experienced considerable ratings growth, a merger with ABC Sports, and network expansion with the launch of ESPNews, ESPN Classic, and ESPN U. Ms. Laferriere departed ESPN in 2006 to join Six Flags, the world’s largest regional theme park company. She revamped the Six Flags’ east coast parks performance and was responsible for a significant part of the overall operating revenues of the company. Ms. Laferriere’s executive experience at ABC, ESPN, and Six Flags built her foundation in the sports, media and entertainment sector. Thereafter, she became an independent consultant to a number of global brands, served as the Chief Operating Officer of In Order to Succeed from 2015 to 2017, and Senior Vice President of Content Strategy and Business Development at SellersEaston Media from 2016 to 2020. Ms. Laferriere earned a Bachelor of Arts from Georgetown University.

Chetan Bansal, our Chief Development Officer and member of our board of directors, has served as Partner and Co-Head of Investment Research at Antara since March 2020. Mr. Bansal has 25 years of experience as a private market investor. Mr. Bansal specializes in providing capital and advice to early-stage, hyper-growth companies in varying capacities, including as a board member, minority owner and strategic investor. In addition, Mr. Bansal has significant experience investing in public market special situations, bankruptcies, stressed high-yield credit and levered equities. Prior to Antara, Mr. Bansal was Managing Director and Head of Illiquid Credit Solutions Group at BTIG from January 2019 to February 2020. Before joining BTIG, Mr. Bansal managed his family office from December 2017 to December 2018. Prior to that, Mr. Bansal co-managed a proprietary investment portfolio at Jefferies from January 2015 to September 2017. Prior to Jefferies, Mr. Bansal was a Director of Research at Citigroup, in its Distressed Debt Trading Group, from August 2008 to April 2012. Prior to Citigroup, Mr. Bansal spent six years in Silicon Valley, including four years at Cisco Systems in the Business Development Group from September 2001 to 2005, where he was charged with venture investments and strategic acquisitions. During his time at Crown Capital Partners from 1997 to 1999, Mr. Bansal wrote the business plan for Fresh Direct, a successful online grocer based in New York City, and sat on the boards of Cisco Systems Strategic India Counsel from 2003 to 2004, and board observer seats at Plaxo Inc from 2004 to 2005, which was acquired in 2008 by Comcast and CXO Systems from 2003 to 2004, which was acquired in 2004 by Cisco Systems. Mr. Bansal’s growth-stage equity investments include Via-On-Demand-Transit, an advanced micro-mobility company and SentinelOne, a cyber-security technology company. Mr. Bansal earned a Masters in Business Administration from the University of Chicago, Booth School of Business and a Bachelor of Arts in Computer Science from Northwestern University.

We believe Mr. Bansal’s broad investment experience makes him well-qualified to serve as a member of our board of directors.

Joseph Taeid, our Chief Financial Officer, served as a Managing Directorat Antara from August 2018 to December 2022. Prior to Antara, from April 2015 to June 2018, Mr. Taeid spent three years as an Analyst at Aurelius Capital Management where he covered distressed securities and special situations equities. Prior to Aurelius, from July 2013 to March 2015, Mr. Taeid was a consult and key member of the investment team for Capitol Acquisition Corp. II, a special purpose acquisition corporation (“SPAC”) that was founded by a former executive of The Carlyle Group. Prior to his work with a SPAC, Mr. Taeid worked as an Associate on the investment team at HIG Capital Management, a multi-billion global private equity firm, from November 2010 to June 2013. Mr. Taeid began his career in the Real Estate, Gaming and Lodging investment banking division of

Bank of America Merrill Lynch in July 2009 where he analyzed mergers, acquisitions and financing opportunities for a variety of gaming and leisure companies. Mr. Taeid earned a Bachelor of Science in Finance and Accounting from New York University’s Stern School of Business, with a minor in Political Science from the College of Arts and Science.

Reggie Hudlin serves on our board of directors. Mr. Hudlin founded Hudlin Entertainment in 1997, where he currently serves as President. While Mr. Hudlin is best known for his creative involvement as a director, producer or screenwriter in Django Unchained, Marshall, Safety and Sidney and the writer behind the Black Panther comic book series, Mr. Hudlin has become a prominent businessman in the entertainment industry. In 2005, Mr. Hudlin became the first President of Entertainment for Black Entertainment Television until his departure in 2008. Mr. Hudlin is currently a co-owner of Milestone Media, which was founded in 1993. Committed to creating opportunities for the youth and underprivileged communities, Mr. Hudlin sits on the board of the UCLA School of Theater, Film and Television and has been honored by the NAACP, The American Civil Liberties Union, The United Negro College Fund, The African American Film Critics Association, and many more venerable organizations. Mr. Hudlin is a graduate of Harvard College.

We believe Mr. Hudlin’s broad executive experience makes him well-qualified to serve as a member of our board of directors.

Desiree Gruber serves on our board of directors. Ms. Gruber, a Peabody Award-winner, founded Full Picture, a brand accelerator, content production, communications, and consulting services company in 1999 and currently serves as Chief Executive Officer. As a notable entrepreneur, business strategist, and venture capitalist, Ms. Gruber co-founded the Project Runway television series in 2004 and co-founded Diagonal Ventures (“DGNL”) in 2016 with a goal to create real opportunities for women to achieve measurable success. DGNL invests in and architects transformational deals across the consumer, technology, and media spectrum in order to establish a legacy of female empowerment. Ms. Gruber also sits on the Board of Directors of The Beauty Health Company (NASDAQ:SKIN). Additionally, Ms. Gruber advises Anthos Capital, Pharrell Williams’ Something in the Water, and Chegg (NYSE:CHGG). A lifelong advocate for a more equitable and inclusive world, Ms. Gruber proudly serves on the boards of UNICEF USA, Tech:NYC, and God’s Love We Deliver.

We believe Ms. Gruber’s broad executive experience makes her well-qualified to serve as a member of our board of directors.

Alexandre Zyngier serves on our board of directors. Mr. Zyngier has been the Managing Director of Batuta Advisors, a firm that pursues high return investment and advisory opportunities in the distressed and turnaround sectors, since founding it in August 2013. Mr. Zyngier has over 205 years of investment, strategy, and operating experience. He is currently Chairman of the Board of EVO Transportation & Energy Services, Inc., a Director of Atari SA, COFINA Corporation, Schmitt Industries Inc. and of certain other private entities. Before starting Batuta Advisors, Mr. Zyngier was a portfolio manager at Alden Global Capital, investing in public and private opportunities. Mr. Zyngier has also worked as a portfolio manager at Goldman Sachs & Co. and Deutsche Bank Co. Additionally, Mr. Zyngier was a strategy consultant at McKinsey & Company and a technical brand manager at Procter & Gamble. Mr. Zyngier holds an MBA in Finance and Accounting from the University of Chicago and a BS in Chemical Engineering from UNICAMP in Brazil.

We believe Mr. Zyngier’s broad investment experience makes him well-qualified to serve as a member of our board of directors.

Ann Berry serves on our board of directors. Ms. Berry has over 15 years of finance and investing experience and is the founder of Threadneedle Strategies. Ms. Berry has served as the Chief Investment Officer at Wheelhouse, the media, marketing and commerce platform, from February 2021 through June 2022. Ms. Berry was previously a Senior Advisor, Partner and Investment Committee member at Cornell Capital, the $6 billion private investment firm founded by the former Vice Chairman of Goldman Sachs’ Merchant Banking Division. Prior to that, Ms. Berry spent her career in New York at Goldman Sachs’ Merchant Banking Division from 2008 to 2017. She began her career in London in Goldman Sachs’ Mergers & Strategic Advisory Group, followed by the European Merchant Banking Division. At Goldman Sachs and Cornell Capital, Ms. Berry invested private equity funds by executing on leveraged buy outs of businesses across sectors and served as a Director of PureStar Linen Group (CC PS Parent LLC), Blue Mistral, LLC, GCA Services Group, Inc., U.S. Security Associates, Inc., Interline Brands Inc. and Cognition Financial Corporation (formerly, The First Marblehead Corporation). Ms. Berry is a regular TV contributor on Bloomberg, CNBC and Fox Business Network and serves on the board of manufacturer Allure Labs. Ms. Berry earned a Bachelor of Arts with First Class honors from the University of Cambridge and a Master of Business Administration with High Distinction (Baker Scholar) from Harvard Business School, which she attended as a Kennedy Memorial Scholar.

We believe Ms. Berry’s broad investment experience makes her well-qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Himanshu Gulati, Alex Rodriguez and Ann Berry, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Chetan Bansal and Desiree Gruber, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Alexandre Zyngier and Reggie Hudlin, will expire at our third annual meeting of shareholders.

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

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Alexandre Zyngier, Desiree Gruber, Reggie Hudlin and Ann Berry are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We established an audit committee of the board of directors. Alexandre Zyngier, Reggie Hudlin and Ann Berry serve on our audit committee. Our board of directors has determined that Alexandre Zyngier, Reggie Hudlin and Ann Berry are independent under the Nasdaq listing standards and applicable SEC rules. Alexandre Zyngier serves as the Chairman of the audit committee.

Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors determined that Alexandre Zyngier qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating Committee

We established a nominating committee of our board of directors. The members of our nominating committee will be Reggie Hudlin and Desiree Gruber, and Reggie Hudlin will serve as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors determined that Reggie Hudlin and Desiree Gruber are independent.

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including special purpose acquisition companies. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material direct or indirect management responsibilities:

Individual	Entity	Entity’s Business	Affiliation
Alex Rodriguez	A-Rod Corp.(1)	Investment Firm	Chairman and Chief Executive Officer
	Newport Property Construction	Real Estate Development Firm	Founder
	Monument Capital Management	Real Estate Development Firm	Founding Principal
Himanshu Gulati	Antara Capital LP(1)	Investment Firm	Managing Partner and Chief Investment Officer
Kelly Laferriere	A-Rod Corp.(1)	Investment Firm	Chief Business Officer
Chetan Bansal	Antara Capital LP(1)	Investment Firm	Partner and Co-Head of Investment Research
Reggie Hudlin	Hudlin Entertainment	Entertainment	President
	Milestone Media	Entertainment	Co-Founder
Desiree Gruber	Full Picture	Entertainment	Chief Executive Officer
	DGNL Ventures	Venture Capital	Partner
	DPCM Capital, Inc.	Special Purpose Acquisition Company	Director
	UNICEF USA	Non-Profit Organization	Director
	Tech:NYC	Non-Profit Organization	Director
	God’s Love We Deliver	Non-Profit Organization	Director
	Vesper Healthcare Acquisition Corp.	SPAC	Advisor
Alexandre Zyngier	Batuta Advisors	Private Investment Firm	Founder
	EVO Transportation & Energy Services, Inc.	Transportation & Logistics	Director
	Atari SA	Video Games	Director
	COFINA Corporation	Government Owned Corporation	Director
	Schmitt Industries, Inc.	Manufacturing	Director

Individual	Entity	Entity’s Business	Affiliation
Ann Berry	Threadneedle Strategies	Private Investment Firm	Founder
	Cornell Capital	Private Investment Firm	Senior Advisor

(1)	Includes its funds, their respective portfolio companies and other affiliates.

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

•

Our initial shareholders, which include our sponsor, and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary share; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 57,500,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 14,375,000 Class B ordinary shares outstanding as of December 31, 2022. As a result, the below table does not account for recent director resignations and/or appointments, and does not account for redemption of shares that occurred in connection with the extension general meeting, held on February 21, 2023. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the shares of Class A ordinary shares underlying the Private Placement Warrants held by our Sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares			Class A ordinary shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class(2)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Approximate Percentage of Voting Control
Directors and Executive Officers
Alex Rodriguez	—		—	—		—	—
Himanshu Gulati	—		—	—		—	—
Kelly Laferriere	30,000		*	—		—	*
Chetan Bansal	—		—	—		—	—
Joseph Taeid	—		—	—		—	—
Reggie Hudlin	30,000		*	—		—	*
Desiree Gruber	30,000		*	—		—	*
Barbara Byrne(3)	30,000		*	—		—	*
Ann Berry	10,000		*	—		—	*
All officers and directors as a group (nine individuals)(4)	121,000		*	—		—	*
Five Percent Holders
Slam Sponsor, LLC (our sponsor)(3)(5)(6)	14,215,000	(5)	98.88%	—		—	19.77%
Glazer Capital, LLC(7)	—		—	5,704,548	(5)	9.92%	7.93%
Corbin Capital Partners, L.P.(8)	—		—	4,500,000	(6)	7.82%	6.26%
Bank of Montreal(9)				2,934,030		5.1%	4.08%
First Trust Merger Arbitrage Fund(10)				3,958,076		6.88%	5.5%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 55 Hudson Yards, 47th Floor, Suite C, New York, New York 10001.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of the consummation of our initial business combination or earlier at the option of the holders thereof as described in the section entitled “Description of Securities.”
(3)

Barbara Byrne tendered her resignation on February 2, 2023. Also on February 2, 2023, in connection with Ms. Byrne’s resignation, the Sponsor exercised its option to repurchase 21,000 Class B ordinary shares previously sold by the Sponsor to Ms. Byrne pursuant to the Securities Assignment Agreement dated January 31, 2021, among the Sponsor, the Company and Ms. Byrne, which provided the Sponsor with an option to repurchase the Class B ordinary shares upon Ms. Byrne’s resignation from the Company’s board of directors prior to vesting, at the original purchase price.

(4)	Figure does not include an aggregate of 30,000 shares issued to our special advisor.
(5)

Our sponsor is controlled by a board of managers consisting of Alex Rodriguez, Himanshu Gulati, Kelly Laferriere and Chetan Bansal, none of whom exercise voting or dispositive power with respect to the Class B ordinary shares alone or are deemed to have beneficial ownership.

(6)

On February 2, 2023, the Sponsor sold 10,000 Class B ordinary shares to Alex Zyngier for $10,000, or approximately $1.00 per share, in connection with Mr. Zyngier’s appointment to the board of directors of the Company. As of the 13G/A filed by the Sponsor on February 14, 2023, the Sponsor holds 14,226,000 Class B ordinary shares.

(7)

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

(8)

The securities reported herein are held by Corbin Capital Partners, L.P., a Delaware limited partnership (“Corbin LP”) and Corbin Capital Partners GP, LLC, a Delaware limited liability company (“Corbin GP”), based solely on the Schedule 13G/A filed by Corbin LP with the SEC on February 14, 2023 (the “Corbin 13G/A”). The Corbin 13G/A indicates that Corbin LP and Corbin GP are the beneficial owners of 4,500,000 Class A ordinary shares. The business address of Corbin LP and Corbin GP is 590 Madison Avenue, 31st Floor, New York, NY 10022.

(9)

The securities reported herein are held by Bank of Montreal, a Canadian investment back and financial services company (“BoM”), Bank of Montreal Holding Inc. (“BMHI”), BMO Nesbitt Burns Holdings Corporation (“BNBHC”), BMO Nesbitt Burns Inc. (“BNBI”), Bank of Montreal, New York Branch (“BoM NY”), Bank of Montreal Capital Markets (Holdings) Limited (“BMCMH”) and BMO Capital Markets Limited (“BCML”) based solely on the Schedule 13G filed by BoM with the SEC on February 6, 2023 (the “BoM 13G”). The BoM 13G indicates that BoM is the beneficial owner of 2,934,030 Class A ordinary shares. The business address of BoM is 100 King Street West, 21st Floor, Toronto, Ontario, M5X 1A1, Canada.

(10)

The securities reported herein are held by First Trust Capital Management L.P. (“FTCM”) based solely on the Schedule 13G filed by First Trust Merger Arbitrage Fund (“VARBX”) with the SEC on February 14, 2023 (the “FTCM 13G”). The FTCM 13G indicates that FTCM is the beneficial owner 3,958,076 Class A ordinary shares. The business address of FTCM is 500 Fifth Avenue, New York, NY 10110.

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

Our initial shareholders have agreed (a) to vote any founder shares and public shares held by it in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by it in connection with a shareholder vote to approve a proposed initial business combination.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

On February 21, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $328,092,029.60. After the satisfaction of such redemptions, the balance in our trust account was approximately $258,427,084.32 and there were 25,335,163 Class A ordinary shares outstanding. Following such redemptions, our initial shareholder owned, on an as-converted basis, approximately 36.2% of our outstanding shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On December 31, 2020, our Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 Class B ordinary shares (the “Founder Shares”). In January 2021, the Sponsor transferred an aggregate of 120,000 Founder Shares to the independent directors, 30,000 Founder Shares to an officer of the company and 30,000 Founder Shares to the Company’s special advisor. The Sponsor agreed to forfeit up to an aggregate of 1,875,000 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after our initial public offering. On February 25, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,875,000 Founder Shares were no longer subject to forfeiture.

Our Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial business combination or earlier if, subsequent to the initial business combination, the closing price of the Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share sub-divisions, capitalization of shares, share dividends, rights issuances, subdivisions reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, and (B) the date following the completion of the initial business combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of our initial public offering, the Company consummated the Private Placement of 11,333,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $17.0 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from our initial public offering held in the Trust Account. If the Company does not complete a business combination by the Termination Date, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described in this Report and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business bombination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On April 6, 2022, May 31, 2022 and August 31, 2022, the Sponsor agreed to loan the Company $150,000, $120,000 and $150,000, respectively, for working capital purposes each of which may be converted into additional private placement warrants, at an exercise price of $1.50 per warrant. On December 28, 2022, the Company issued a working capital loan under an unsecured promissory note in the principal amount of up to $654,000 to our sponsor which may be converted by the lenders at their option into additional private placement warrants, at an exercise price of $1.50 per warrant. On February 23, 2023 the company issued an unsecured promissory note in the amount of $3,247,000 to our sponsor. The notes do not bear interest and are repayable in full upon consummation of the Company’s initial business combination. As of March 29, 2023, December 31, 2022, and December 31, 2021 there were $4,721,000, $1,474,000 and $400,000 such loan amounts outstanding. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, and of services rendered in connection with our IPO, totaled approximately $74,000 and $149,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the years ended December 31, 2022 and 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees for WithumSmith+Brown, PC for tax fees totaled approximately $4,000 and $0, for the years ended December 31, 2022 and 2021, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the years ended December 31, 2022 and 2021.

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

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

3.1	Amendment to Amended and Restated Memorandum and Articles of Association.(2)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.2	Description of Company’s Securities.*

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(1)

10.1	Promissory Note, dated, April 5, 2022, issued by Slam Corp. to Slam Sponsor, LLC.(3)

10.1	Promissory Note, dated May 31, 2022, issued by Slam Corp. to Slam Sponsor, LLC.(4)

10.1	Promissory Note, dated, August 31, 2022, issued by Slam Corp. to Slam Sponsor, LLC.(5)

10.1	Promissory Note, dated December 28, 2022, issued by Slam Corp. to Slam Sponsor, LLC.(6)

10.1	Promissory Note, dated February 21, 2023, issued by and among Slam Corp. and Slam Sponsor, LLC.(7)

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.3	Registration and Shareholder Rights Agreement among Company and the Sponsor.(1)

10.4	Letter Agreement between the Company and the Sponsor.(1)

10.5	Administrative Services Agreement between the Registrant and the sponsor.(1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	iXBRL Instance Document*

101.SCH	iXBRL Taxonomy Extension Schema*

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase*

Exhibit No.	Description

101.DEF	iXBRL Taxonomy Extension Definition Linkbase*

101.LAB	iXBRL Taxonomy Extension Label Linkbase*

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 27, 2023.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on April 6, 2022.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on June 2, 2022.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2022.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 29, 2022.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 27, 2023.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 29th day of March, 2023.

SLAM CORP.

/s/ Alexander Rodriguez
Name:	Alexander Rodriguez
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alexander Rodriguez Alexander Rodriguez	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023

/s/ Joseph Taeid Joseph Taeid	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023

/s/ Himanshu Gulati Himanshu Gulati	Chairman	March 29, 2023

/s/ Chetan Bansal Chetan Bansal	Chief Development Officer and Director	March 29, 2023

/s/ Reggie Hudlin Reggie Hudlin	Director	March 29, 2023

/s/ Desiree Gruber Desiree Gruber	Director	March 29, 2023

/s/ Alexandre Zyngier Alexandre Zyngier	Director	March 29, 2023

/s/ Ann Berry Ann Berry	Director	March 29, 2023

SLAM CORP.

F-1

Report of Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors of
Slam Corp
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Slam Corp (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 25, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, New York
March 29, 2023
PCAOB ID Number 100

F-2

SLAM CORP.
BALANCE SHEETS

	December 31,

	2022	2021

Assets:
Current assets:
Cash	$119,463	$471,352
Prepaid expenses	305,545	1,884,303

Total current assets	425,008	2,355,655
Investments held in Trust Account	583,460,070	575,031,742

Total Assets	$583,885,078	$577,387,397
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$34,090	$20,615
Accrued expenses	1,076,474	727,043

Total current liabilities	1,110,564	747,658
Working capital loan—related party	1,474,000	400,000
Derivative warrant liabilities	2,313,750	15,939,170
Deferred underwriting commissions	20,125,000	20,125,000

Total liabilities	25,023,314	37,211,828
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 57,500,000 shares at redemption value of approximately $10.15 and $10.00 per share as of December 31, 2022 and 2021, respectively	583,360,070	575,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of December 31, 2022 and 2021	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(24,499,744)	(34,825,869)

Total shareholders’ deficit	(24,498,306)	(34,824,431)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$583,885,078	$577,387,397

The accompanying notes are an integral part of these financial statements.

F-
3

SLAM CORP.
STATEMENTS OF OPERATIONS

	For The Years Ended December 31,

	2022	2021

General and administrative expenses	$3,247,553	$3,304,066
General and administrative expenses—related party	120,000	100,000

Total operating expenses	(3,367,553)	(3,404,066)
Other income (expenses):
Change in fair value of derivative warrant liabilities	13,625,420	31,535,830
Offering costs—derivative warrant liabilities	—	(1,766,912)
Income from investments held in Trust Account	8,428,328	31,742

Net income	$18,686,195	$26,396,594
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	57,500,000	48,835,616

Basic and diluted net income per share, Class A ordinary shares	$0.26	$0.42

Weighted average shares outstanding of Class B ordinary shares, basic	14,375,000	14,092,466

Basic net income per share, Class B ordinary shares	$0.26	$0.42

Weighted average shares outstanding of Class B ordinary shares, diluted	14,375,000	14,375,000

Diluted net income per share, Class B ordinary shares	$0.26	$0.42

The accompanying notes are an integral part of these financial statements.

F-
4

SLAM CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance—January 1, 2021	—	$—	14,375,000	$1,438	$23,562	$(13,167)	$11,833
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(23,562)	(61,209,296)	(61,232,858)
Net income	—	—	—	—	—	26,396,594	26,396,594

Balance—December 31, 2021	—	—	14,375,000	1,438	—	(34,825,869)	(34,824,431)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(8,360,070)	(8,360,070)
Net income	—	—	—	—	—	18,686,195	18,686,195

Balance—December 31, 2022	—	$—	14,375,000	$1,438	$—	$(24,499,744)	$(24,498,306)

The accompanying notes are an integral part of these financial statements.

F-
5

SLAM CORP.
STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,

	2022	2021

Cash Flows from Operating Activities:
Net income	$18,686,195	$26,396,594
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(13,625,420)	(31,535,830)
Offering costs—derivative warrant liabilities	—	1,766,912
Income from investments held in Trust Account	(8,428,328)	(31,742)
General and administrative expenses paid by related party under promissory note	—	15,590
Changes in operating assets and liabilities:
Prepaid expenses	1,578,758	(1,872,470)
Accounts payable	13,475	20,617
Accrued expenses	349,431	657,043

Net cash used in operating activities	(1,425,889)	(4,583,286)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(575,000,000)

Net cash used in investing activities	—	(575,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(196,322)
Proceeds received from initial public offering, gross	—	575,000,000
Proceeds received from private placement	—	17,000,000
Proceeds received from working capital loan—related party	1,074,000	400,000
Offering costs paid	—	(12,149,040)

Net cash provided by financing activities	1,074,000	580,054,638

Net change in cash	(351,889)	471,352
Cash—beginning of the period	471,352	—

Cash—end of the period	$119,463	$471,352

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$11,978
Offering costs paid by related party under promissory note	$—	$180,730
Deferred underwriting commissions	$—	$20,125,000
The accompanying notes are an integral part of these financial statements.

F-
6

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
As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
additional Units to cover over-allotments (the “Over-Allotment Units”), at $
10.00
per Unit, generating gross proceeds of $
575.0
 million, and incurring offering costs of approximately $
32.5
 million, of which approximately $
20.1
 million was for deferred underwriting commissions (
See
Note 5).
Simultaneously
with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 11,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $17.0 million (
S
ee
Note 4).
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

F-
7

connection
with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note
4
) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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
The
Company’s Sponsor, officers, directors and special advisor agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 27 months from the closing of the Initial Public Offering or (B) with respect to any other provisions relating to shareholders’ rights, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
If

the Company is unable to complete a Business Combination within 27 months from the closing of the Initial Public Offering, or May 25,
2023 (or up to February 25, 2024 if extended) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of

F-
8

then
issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
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

F-
9

sanctions
against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.
Liquidity and Going Concern Considerations
As
of December 31, 2022,
the Company
had approximately $119,000 in
the
operating bank account and working capital deficit of approximately $686,000.
The
Company’s liquidity needs through December 31, 2022 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note
4
), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note
4
), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note
4
). As of December 31, 2022 and 2021, there w
er
e
 $1,474,000 and $400,000 outstanding under the Working Capital Loan
s
, respectively.
In
connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 25, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a
B
usiness
C
ombination prior to the mandatory liquidation date.
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

F-
10

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
Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Cash and Cash Equivalents
The
Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and
2021
.
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
s
the carrying amounts represented in the balance sheets, except for the derivative warrant liabilities (see
Note 9).

F-1
1

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

F-1
2

possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The
Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any)
are
 classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are
 classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 57,500,000 Class A ordinary shares subject to possible redemption are
 presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
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
Income Taxes
The
Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There
is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income per Ordinary Share
The
Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a
B
usiness
C
ombination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.
The
calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income per

F-1
3

share
, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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
The
following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Years Ended December 31,

	2022		2021

	Class A	Class B	Class A	Class B

Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$14,948,956	$3,737,239	$20,485,193	$5,911,401
Allocation of net income, diluted	$14,948,956	$3,737,239	$20,393,630	$6,002,964
Denominator:
Basic weighted average ordinary shares outstanding	57,500,000	14,375,000	48,835,616	14,092,466
Diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	48,835,616	14,375,000

Basic net income per ordinary share	$0.26	$0.26	$0.42	$0.42

Diluted net income per ordinary share	$0.26	$0.26	$0.42	$0.42

Recent Accounting Pronouncements
In
June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.
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

F-1
4

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
Each

whole Private Placement Warrant is exercisable for
one
whole Class A ordinary share at a price of $
11.50
per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
except as described below in Note
8
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
On
April 6, 2022, May 31, 2022, August 31, 2022, and December 28, 2022, the Sponsor agreed to loan the Company $150,000, $120,000, $150,000 and $654,000, respectively, for working capital purposes (“Convertible

F-1
5

Notes”). Each
Convertible Note is
non-interest
bearing, unsecured and due upon the closing of the initial Business Combination. The Sponsor has the option to convert the loan amount into warrants at the time of the Business Combination.
In
addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had borrowed $1,474,000 and $400,000 under the Working Capital Loans, respectively.
Administrative Support Agreement
Commencing
on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative and shared personnel support services provided to members of the Management, pursuant to an administrative support agreement. For the years ended December 31, 2022 and 2021, the Company incurred expenses of $120,000 and $100,000 under this agreement, respectively. As of December 31, 2022 and 2021, the Company had a $10,000 balance outstanding for services in connection with such agreement on the accompanying balance sheets.
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

F-1
6

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
Consulting Agreements
Subsequent
to the Initial Public Offering, the Sponsor entered into consulting agreements with three consultants to assist the Company in connection with the consummation of the initial
B
usiness
C
ombination. As part of the agreements, the Sponsor will pay an aggregate amount of $682,000 per annum to the consultants. As of December 31, 2022 and 2021, the Company had recorded approximately $350,000 and $469,000 in expenses under these consulting agreements, respectively. As of December 31, 2022 and 2021, the Company had recorded payables of approximately $500 and $0 outstanding under these consulting agreements, respectively.
Note 6—Class A Ordinary Shares Subject to Possible Redemption
The
Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder
s
of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 57,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.
The
Class A ordinary shares subject to possible redemption reflected on the balance sheets are
 reconciled on the following
table:

Gross proceeds	$575,000,000
Less:
Fair value of Public Warrants at issuance	(30,475,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(30,757,858)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	61,232,858

Class A ordinary shares subject to possible redemption at December 31, 2021	575,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	8,360,070

Class A ordinary shares subject to possible redemption at December 31, 2022	$583,360,070

Note 7—Shareholders’ Deficit
Preference Shares
—The
Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

F-1
7

Class
 A Ordinary Shares
—The
Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 57,500,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
—The
Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.
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
basis.
Note 8—Derivative Warrant Liabilities
As
of December 31, 2022 and 2021, the Company had 14,375,000 Public Warrants and 11,333,333 Private Warrants outstanding.
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

F-1
8

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
The
warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the
10-trading
day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price
See “—Redemption
of warrants when the price per class A ordinary share equals or exceeds $18.00”
and “—Redemption
of warrants when the price per class A ordinary share equals or exceeds $10.00” as described below).
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

F-1
9

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

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30
-trading
 day period ending three trading days before the Company sends the notice of redemption to the warrant holders; a nd

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

Note 9—Fair Value Measurements
The
following table
s
present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and ind
icate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value
:

F-
20

December 31,
2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Investments held in Trust Account-Money market funds	$583,460,070	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$1,293,750	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$1,020,000	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Investments held in Trust Account-Money market funds	$575,031,742	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$8,912,500	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$7,026,670	$—
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
For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants as of December 31, 2022 and 2021 is based on observable listed prices for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Black Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares Warrants based on implied volatility from the Company’s traded Warrants and from historical volatility of select peer company’s ordinary shares or ordinary shares, as applicable, that matches the expected remaining life of the

F-2
1

Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly. The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
For
the years ended December 31, 2022 and 2021, the Company recognized a gain in the statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $13.6 million and $31.5 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.
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

Note 10—Subsequent Events
The
Company has evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the financial statements.
On February 2, 2023, Barbara Byrne notified the Company of her decision to resign as a member of the Board of Directors, effective as of February 2, 2023. Also on February 2, 2023, the Company announced the appointment of Alex Zyngier as a new director of the Company. Mr. Zyngier has been appointed to serve on the audit committee of the Company, with such appointment effective upon his becoming a director of the Company.
On February 21, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”), to (i) amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date by which the Company has to consummate a business combination from February 25, 2023 to May 25, 2023 (or up to (such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than
$5,000,001 (the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on February 21, 2023, the Company filed the Articles Amendment with the Cayman Islands Registrar of Companies.
In connection with the vote to approve the Extension Amendment Proposal, the holders of 32,164,837 Class A ordinary shares, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $328,092,029.60.

F-2
2

On February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the
“
New Note
”
) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The
New
Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the
 New

Note will be repaid only from amounts remaining outside of the Trust Account, if any. $2,400,000 of the initial principal amount of the New Note has been deposited in the Trust Account. The New Note was issued in connection with advances the payee has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The New Note bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses. In the event that the Company does not consummate a Business Combination, the New Note will be repaid only from amounts, if any, remaining outside of the Trust Account established in connection with the initial public offering of the Company’s securities.
F-2
3