Form 10-Q
period 2023-03-31
Slam Corp.
filed 2023-05-15
CIK 1838162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

762-8580
Not Applicable
(Former name or former address, if changed since report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant	SLAMU	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Class A ordinary shares included as part of the units	SLAM	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Redeemable warrants included as part of the units	SLAMW	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of May
15
, 2023, 25,335,163 Class A ordinary shares, par value $0.0001 per share, and 14,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SLAM CORP.

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SLAM CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$8,002	$119,463
Prepaid expenses	797,803	305,545

Total current assets	805,805	425,008
Cash and investments held in Trust Account	262,009,246	583,460,070

Total Assets	$262,815,051	$583,885,078

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$625,539	$34,090
Accrued expenses	1,373,808	1,076,474

Total current liabilities	1,999,347	1,110,564
Promissory Note—related party	3,247,000	—
Working capital loan—related party	1,474,000	1,474,000
Derivative warrant liabilities	5,912,920	2,313,750
Deferred underwriting commissions	20,125,000	20,125,000

Total liabilities	32,758,267	25,023,314
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,335,163 shares and 57,500,000 shares at redemption value of $10.34 and $10.15 per share as of March 31, 2023 and December 31, 2022, respectively	261,909,246	583,360,070
Shareholders’ Deficit:
Preference shares, $ 0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(31,853,900)	(24,499,744)

Total shareholders’ deficit	(31,852,462)	(24,498,306)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$262,815,051	$583,885,078

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2023	2022
General and administrative expenses	$1,324,986	$1,017,357
General and administrative expenses—related party	30,000	30,000

Total operating expenses	(1,354,986)	(1,047,357)
Other income:
Change in fair value of derivative warrant liabilities	(3,599,170)	5,266,800
Income from investments held in Trust Account	4,241,206	46,930

Net income (loss)	$(712,950)	$4,266,373

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	43,561,904	57,500,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.01)	$0.06

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	14,375,000	14,375,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.01)	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
For The Three Months Ended March 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	—	$—	14,375,000	$1,438	$—	$(24,499,744)	$(24,498,306)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,641,206)	(6,641,206)
Net loss	—	—	—	—	—	(712,950)	(712,950)

Balance—March 31, 2023 (unaudited)	—	$—	14,375,000	$1,438	$—	$(31,853,900)	$(31,852,462)

For The Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	—	$—	14,375,000	$1,438	$—	$(34,825,869)	$(34,824,431)
Net income	—	—	—	—	—	4,266,373	4,266,373

Balance—March 31, 2022 (unaudited)	—	$—	14,375,000	$1,438	$—	$(30,559,496)	$(30,558,058)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(712,950)	$4,266,373
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	3,599,170	(5,266,800)
Income from investments held in Trust Account	(4,241,206)	(46,930)
Changes in operating assets and liabilities:
Prepaid expenses	(492,258)	395,370
Accounts payable	591,449	30,307
Accrued expenses	297,334	211,484

Net cash used in operating activities	(958,461)	(410,196)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(2,400,000)	—
Cash withdrawn for redemptions	328,092,030	—

Net cash provided by investing activities	325,692,030	—

Cash Flows from Financing Activities:
Proceeds received from promissory note - related party	3,247,000	—
Redemption of Public Shares	(328,092,030)	—

Net cash used in financing activities	(324,845,030)	—

Net change in cash	(111,461)	(410,196)
Cash—beginning of the period	119,463	471,352

Cash—end of the period	$8,002	$61,156

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
As of March 31, 2023, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Slam Sponsor, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 22, 2021. On February 25, 2021, the Company consummated its Initial Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 7,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.5 million, of which approximately $20.1 million was for deferred underwriting commissions (See Note 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 11,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $17.0 million (See Note 4).
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On February 17, 2023

the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of
a
n
 initial business combination and liquidation. Interest on such deposit account is currently approximately
2.5
 -
3.0
% per annum, but such deposit account carries a variable rate, and the Company cannot assure you that such rate will not decrease or increase significantly.
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
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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
The Company’s Sponsor, officers, directors and special advisor agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provisions relating to shareholders’ rights, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
On February 2, 2023, Barbara Byrne notified the Company of her decision to resign as a member of the Board of Directors, effective as of February 2, 2023. Also on February 2, 2023, the Company announced the appointment of Alex Zyngier as a new director of the Company. Mr. Zyngier has been appointed to serve on the audit committee of the Company, with such appointment effective upon his becoming a director of the Company. On April 25, 2023, Ann Berry notified the company of her decision to resign as a member of the Board of Directors, effective as of April 25, 2023. Also on April 25, 2023, the Company announced the appointment of Lisa Harrington as a new director of the Company. Ms. Harrington has been appointed to serve on the compensation committee and audit committee of the Company, with such appointment effective upon her becoming a director of the Company.
If the Company is unable to complete a Business Combination within 27 months from the closing of the Initial Public Offering, or May 25,2023 (or up to February 25, 2024 if extended) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $
100,000
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
On February 21, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”), to (i) amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Articles Amendment”) to extend the date by which the Company has to consummate a business combination from February 25, 2023 to May 25, 2023 (such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule
3a51-1(g)(1)
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
Liquidity and Going Concern Considerations
As of March 31, 2023, the Company had approximately $8
,000
in our operating bank account and working capital deficit of approximately $
1.2
 million.
The Company’s liquidity needs through March 31, 2023 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2023 and December 31, 2022, there was $1,474,000 outstanding under the Working Capital Loans.
On February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. As of March 31, 2023 and December 31, 2022, there was $3,247,000 and $0, respectively, outstanding under the New Note.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.
The accompanying unaudited conden
s
ed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on March 29, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on March 29, 2023.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended trans it
ion period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates, and the reported amounts of income and expenses during the reporting period. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.
Cash and Investments Held in the Trust Account
On February 17, 2023 the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial business combination and liquidation. Prior to February 17
,
2023, the Company’s portfolio of investments held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of

185
days
or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments were held in the Trust Account are comprised of U.S. government securities, the investments were classified as trading securities. When the Company’s investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 and FASB ASC Topic 815,
“Derivatives and Hedging.”
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Black-Scholes option pricing model and is subsequently valued using the observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of March 31, 2023 and December 31, 2022, is based on observable listed prices for such warrants.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all
other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 25,335,163 and 57,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes
.
” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Compa
n
y. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss), basic and diluted	$(536,057)	$(176,893)	$3,413,099	$853,274
Denominator:
Basic and diluted weighted average ordinary shares Outstanding	43,561,904	14,375,000	57,500,000	14,375,000

Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$0.06	$0.06

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
The Company’s Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Note 3—Initial Public Offering
On February 25, 2021, the Company consummated its Initial Public Offering of 57,500,000 Units, including 7,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.5 million, of which approximately $20.1 million was for deferred underwriting commissions. E ac
h Unit consists of one Class A ordinary share and
one-fourth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).
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
The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
capitalization of shares, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any

30-trading day period commencing at least 150 days after the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
On February 2, 2023, in pursuant to Section 1 of the Securities Assignment Agreement, the Sponsor repurchased 21,000 Founder Shares, at a price of $0.002, which were previously sold to Barbara Byrne pursuant to that certain Securities Assignment Agreement dated January 31, 2021, among the Sponsor and Barbara Byrne, which provided the Sponsor with an option to repurchase Founder Shares upon Barbara Byrne’s resignation from the board of directors prior to vesting, at the original purchase price (approximately $0.002 per share) paid by Barbara Byrne. The Sponsor subsequently sold 10,000 Founder Shares (“Transferred Shares”), at a price of $1.00 per share, to Alex Zyngier in connection with Mr. Zyngier’s appointment to the Board, or $10,000 (“Purchase Price”).
The sale of Founders Shares to an independent director, as described above, is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the Purchase Price initially received for the purchase of the Founders Shares. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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
Promissory Notes
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
On February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the New Note will be repaid only from amounts remaining outside of the Trust Account, if any. $2,400,000 of the initial principal amount of the New Note has been deposited in the Trust Account. The New Note was issued in connection with advances the payee has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The New Note bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses. In the event that the Company does not consummate a Business Combination, the New Note will be repaid only from amounts, if any, remaining outside of the Trust Account established in connection with the initial public offering of the Company’s securities.
Working Capital Loans
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
On November 30, 2021, April 6, 2022, May 31, 2022, August 31, 2022, and December 28, 2022, the Sponsor agreed to loan the Company $400,000, $150,000, $120,000, $150,000 and $654,000, respectively, in Working Capital Loans. As of March 31, 2023 and December 31, 2022, the Company had borrowed $1,474,000 under the Working Capital
Loans.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative and shared personnel support services provided to members of the Management, pursuant to an administrative support agreement. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of $30,000 under this agreement, respectively. As of March 31, 2023 and December 31, 2022, the Company had a $60,000 and $30,000 balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets, respectively.
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
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $
11.5
 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $
0.35
 per unit, or approximately $
20.1
 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Consulting Agreements
Subsequent to the Initial Public Offering, the Sponsor entered into consulting agreements with three consultants to assist the Company in connection with the consummation of the initial Business Combination. As part of the agreements, the Sponsor will pay an aggregate amount of $682,000 per annum to the consultants. As of March 31, 2023 and 2022, the Company had recorded approximately $0 and $171,000 in expenses under these consulting agreements, respectively. As of March 31, 2023 and December 31, 2022, the Company had recorded payables of approximately $0 and $500 outstanding under these consulting agreements, respectively.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 25,335,163 and 57,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets, respectively.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$583,360,070
Less in redemption	(328,092,030)
Deposit in connection with Extension Amendment Proposal	2,400,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	4,241,206

Class A ordinary shares subject to possible redemption at March 31, 2023	$261,909,246

Note 7—Shareholders’ Deficit
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 25,335,163 and 57,500,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity, respectively (see Note 6).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Derivative Warrant Liabilities
As of March 31, 2023 and December 31, 2022, the Company had 14,375,000 Public Warrants and 11,333,333 Private Warrants outstanding.
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
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more th an
60
% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the
10
-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $
9.20
per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price, the $
18.00
per share redemption trigger price will be adjusted (to the nearest cent) to be equal to
180
% of the higher of the Market Value and the Newly Issued Price, and the $
10.00
 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “- Redemption of warrants when the price per class A ordinary share equals or exceeds $
18.00
” and “- Redemption of warrants when the price per class A ordinary share equals or exceeds $10.00” as described below).
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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30
-day redemption period.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements
At March 31 ,2023, assets held in the Trust Account were comprised of $262,009,246 in cash and $0 in U.S. Treasury securities or Money Market Funds. Through March 31, 2023, the trustee withdrew $328,092,030 on the Trust Account in connection with the redemption.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Liabilities:
Derivative warrant liabilities-Public warrants	$3,306,250	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$2,606,670	$—

December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market funds	$583,460,070	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$1,293,750	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$1,020,000	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in April 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as all of the significant inputs to the valuation model used to estimate the fair value of the Private Placement Warrants became directly or indirectly observable from the listed Public Warrants.
Level 1 assets include investments in mutual funds invested in U.S. government securities and Level 1 liabilities include derivative warrant liabilities-Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants as of March 31, 2023 and December 31, 2022, is based on observable listed prices for such warrants. The estimated fair value of the Private Placement Warrants are equivalent to Public Warrants due to Private Placement Warrants having substantially the same terms as the Public Warrants.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022, the Company recognized a loss/gain in the unaudited condensed statements of operations resulting from an increase/decrease in fair value of the derivative warrant liabilities of approximately $
3.6
 million and $
5.3
 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.
Note 10—Subsequent Events
The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On April 25, 2023, Ann Berry notified the Company of her decision to resign as a member of the Board, effective as of April 25, 2023. Ms. Berry’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Ms. Berry was an independent member of the compensation committee and the audit committee of the Board.
Also on April 25, 2023, the Company announced the appointment of Lisa Harrington as a new director of the Company. Ms. Harrington has been appointed to serve on the compensation committee and the audit committee of the Company, with such appointment effective upon her becoming a director of the Company.

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

Overview

We are a blank check company incorporated on December 18, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering (“IPO”) and the placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to any forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

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

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2023, we had approximately $8,000 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended March 31, 2023, we had net loss of approximately $700,000, which consisted of and approximately $1.4 million in general and administrative expenses and $3.6 million non-operating loss resulting from the change in fair value of derivative warrant liabilities, offset by approximately $4.2 million of income from investments and cash held in Trust Account.

For the three months ended March 31, 2022, we had net income of approximately $4.3 million, which consisted of approximately $47,000 of income from investments held in trust account and approximately $5.3 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $1.0 million in general and administrative expenses.

Liquidity and Going Concern Considerations

As of March 31, 2023, we had approximately $8,000 in our operating bank account and working capital deficit of approximately $1.2 million.

The Company’s liquidity needs through March 31, 2023 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2023 and December 31, 2022, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. As of March 31, 2023 and December 31, 2022, there was $3,247,000 and $0, respectively, outstanding under the New Note.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of March 31, 2023 and December 31, 2022, we did not have any critical accounting estimates to be disclosed.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2023	SLAM CORP.

	By:	/s/ Himanshu Gulati
	Name:	Himanshu Gulati
	Title:	Chairman
(Principal Executive Officer)

	By:	/s/ Joseph Taeid
	Name:	Joseph Taeid
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)