Form 10-Q
period 2023-06-30
Slam Corp.
filed 2023-08-11
CIK 1838162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 1
1
, 2023, 25,335,163 Class A ordinary shares, par value $0.0001 per share, and 14,375,000
Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SLAM CORP.

Form 10-Q

For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SLAM CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$192,918	$119,463
Prepaid expenses	374,594	305,545

Total current assets	567,512	425,008
Cash and investments held in Trust Account	265,656,098	583,460,070

Total Assets	$266,223,610	$583,885,078

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$275,740	$34,090
Accrued expenses	1,478,402	1,076,474

Total current liabilities	1,754,142	1,110,564
Promissory Note—related party	5,547,000	—
Working capital loan—related party	1,474,000	1,474,000
Derivative warrant liabilities	4,630,068	2,313,750
Deferred underwriting commissions	20,125,000	20,125,000

Total liabilities	33,530,210	25,023,314

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,335,163 shares and 57,500,000 shares at redemption value of $10.48 and $10.15 per share as of June 30, 2023 and December 31, 2022, respectively	265,556,098	583,360,070
Shareholders’ Deficit:
Preference shares, $0.0001par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(32,864,136)	(24,499,744)

Total shareholders’ deficit	(32,862,698)	(24,498,306)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$266,223,610	$583,885,078

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$663,088	$941,577	$1,988,074	$1,958,933
General and administrative expenses—related party	30,000	30,000	60,000	60,000

Total operating expenses	(693,088)	(971,577)	(2,048,074)	(2,018,933)
Other income (loss):
Change in fair value of derivative warrant liabilities	1,282,852	5,582,121	(2,316,318)	10,848,920
Income from investments held in Trust Account	2,046,852	816,702	6,288,058	863,632

Net income	$2,636,616	$5,427,246	$1,923,666	$9,693,619

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	25,335,163	57,500,000	34,398,183	57,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.08	$0.04	$0.13

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	14,375,000	14,375,000	14,375,000	14,375,000

Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.08	$0.04	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	—	$—	14,375,000	$1,438	$—	$(24,499,744)	$(24,498,306)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,641,206)	(6,641,206)
Net loss	—	—	—	—	—	(712,950)	(712,950)

Balance—March 31, 2023 (unaudited)	—	—	14,375,000	1,438	—	(31,853,900)	(31,852,462)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,646,852)	(3,646,852)
Net income	—	—	—	—	—	2,636,616	2,636,616

Balance—June 30, 2023 (unaudited)	—	$—	14,375,000	$1,438	$—	$(32,864,136)	$(32,862,698)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	14,375,000	$1,438	$—	$(34,825,869)	$(34,824,431)
Net income	—	—	—	—	—	4,266,373	4,266,373

Balance—March 31, 2022 (unaudited)	—	—	14,375,000	1,438	—	(30,559,496)	(30,558,058)
Increase in redemption value of Class A ordinary shares subject to possible redemption						(795,374)	(795,374)
Net income	—	—	—	—	—	5,427,246	5,427,246

Balance—June 30, 2022 (unaudited)	—	$—	14,375,000	$1,438	$—	$(25,927,624)	$(25,926,186)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,923,666	$9,693,619
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	2,316,318	(10,848,920)
Income from investments held in Trust Account	(6,288,058)	(863,632)
Changes in operating assets and liabilities:
Prepaid expenses	(69,049)	763,214
Accounts payable	241,650	(18,214)
Accrued expenses	401,928	581,247

Net cash used in operating activities	(1,473,545)	(692,686)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(4,000,000)	—
Cash withdrawn for redemptions	328,092,030	—

Net cash provided by investing activities	324,092,030	—

Cash Flows from Financing Activities:
Proceeds received from promissory note—related party	5,547,000	—
Redemption of Public Shares	(328,092,030)	—
Working capital loan – related party	—	270,000

Net cash (used in) provided by financing activities	(322,545,030)	270,000

Net change in cash	73,455	(422,686)
Cash—beginning of the period	119,463	471,352

Cash—end of the period	$192,918	$48,666

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
As of June 30, 2023, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Slam Sponsor, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 22, 2021. On February 25, 2021, the Company consummated its Initial Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 7,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.5 million, of which approximately $20.1 million was for deferred underwriting commissions (
s
ee Note 5).
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On February 17, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of an initial business combination and liquidation. Interest on such deposit account is currently approximately
2.5 - 3.0
% per annum, but such deposit account carries a variable rate, and the Company cannot provide any assurance that such rate will not decrease or increase significantly.
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
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $
10.00
 per
share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if a majority of the shares voted are

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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
The Company’s Sponsor, officers, directors and special advisor agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100
% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provisions relating to shareholders’ rights, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
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
If the Company is unable to complete a Business Combination within 30 months from the closing of the Initial Public Offering, or August 25, 2023 (or up to February 25, 2024 if extended) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $
100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
On February 21, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to (i) amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Articles Amendment”) to extend the date by which the Company has to consummate a business combination from February 25, 2023 to May 25, 2023 (such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule
3a51-1(g)(1)
of the Securities Exchange Act of 1934, as amended, of less than $
5,000,001 (the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on February 21, 2023, the Company filed the Articles Amendment with the Cayman Islands Registrar of Companies.
In connection with the vote to approve the Extension Amendment Proposal, the holders of 32,164,837 Class A ordinary shares, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $328,092,030.
In connection with the redemption of 100
% of the Company’s outstanding
Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less taxes payable and up to

$
100,000
of inte
rest to pay dissolution expenses).

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Per iod
,
 and,
in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $
10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $
10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements.
Liquidity and Going Concern Considerations
As of June 30, 2023, the Company had approximately $192,918 in its
operating bank account and working capital deficit of approximately $1.2 million.
The Company’s liquidity needs through June 30, 2023 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2023 and December 31, 2022, there was $1,474,000 outstanding under the Working Capital Loans.
On February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded
an
additional a
mount of $800,000 on May 23, 2023 and June 22, 2023. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. As of June 30, 2023 and December 31, 2022, there were amounts of $
4,847,000 and $0, respectively, outstanding under the New Note.
On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of June 30, 2023 and December 31, 2022, there were amounts of $
700,000 and $0, respectively, outstanding under the May 2023 Note.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 25, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a Business Combination prior to the mandatory liquidation date.

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

10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates and the reported amounts of income and expenses during the reporting period. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.
Cash and Investments Held in the Trust Account
On February 17, 2023, the Company liquidated the U.S. government treasury obligations and money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial business combination or liquidation. Prior to February 17, 2023, the Company’s portfolio of investments held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of
185

days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value or a combination thereof. When the Company’s investments were held in the Trust Account comprised of U.S. government securities, the investments were classified as trading securities. When the Company’s investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, except for the derivative warrant liabilities (see Note 9).
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Black-Scholes option pricing model and is subsequently valued using the observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of June 30, 2023 and December 31, 2022, is based on observable listed prices for such warrants.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022,
25,335,163 and 57,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes.” FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no
taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$1,682,166	$954,450	$4,341,796	$1,085,449
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,335,163	14,375,000	57,500,000	14,375,000

Basic and diluted net income per ordinary share	$0.07	$0.07	$0.08	$0.08

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$1,356,701	$566,965	$7,754,895	$1,938,724
Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,398,183	14,375,000	57,500,000	14,375,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.13	$0.13

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
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
Note 4—Related Party Transactions
Founder Shares
On December 31, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 Class B ordinary shares (the “Founder Shares”). In January 2021, the Sponsor transferred an aggregate of 120,000 Founder Shares to the independent directors, 30,000 Founder Shares to an officer of the
C
ompany and 30,000 Founder Shares to the Company’s special advisor. The Sponsor agreed to forfeit up to an aggregate of 1,875,000 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20
% of the Company’s issued and outstanding shares after the Initial Public Offering. On February 25, 2021, the underwriters fully exercised their over-allotment option; thus, these
 1,875,000 Founder Shares were no longer subject to forfeiture.
The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of Class A ordinary share equals or exceeds $
12.00
per share (as adjusted for share
sub-divisions,
capitalization of shares, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any
20 trading days within
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
On February 2, 2023, pursuant to Section 1 of the Securities Assignment Agreement, the Sponsor repurchased
 21,000 Founder Shares, at a price of $0.002, which were previously sold to Barbara Byrne pursuant to that certain Securities Assignment Agreement dated January 31, 2021, among the Sponsor and Barbara Byrne, which provided the Sponsor with an option to repurchase Founder Shares upon Barbara Byrne’s resignation from the board of directors prior to vesting, at the original purchase price (approximately $0.002 per share) paid by Barbara Byrne. The Sponsor subsequently sold 10,000
Founder Shares, at a price of $
1.00
per share, to Alex Zyngier in connection with Mr. Zyngier’s appointment to the board or $10,000 (the “Purchase Price”).
On April 25, 2023, pursuant to Section 1 of the Securities Assignment Agreement, the Sponsor repurchased 5,000 Founder Shares, at a price of $1.00, which were previously sold to Ann Berry pursuant to that certain Securities Assignment Agreement dated March 11, 2022, among the Sponsor and Ann Berry, which provided the Sponsor with an option to repurchase Founder Shares upon Ann Berry’s resignation from the board of directors prior to vesting, at the original purchase price (approximately $1.00 per share) paid by Ann Berry. The Sponsor subsequently sold 10,000 Founder Shares, at a price of $1.00 per share, to Lisa Harrington in connection with Mrs. Harrington’s appointment to the board, or $
10,000
(the “Purchase Price”).
The sale of Founders Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the Purchase Price initially received for the purchase of the Founders Shares. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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
On February 21, 2023, the Company issued the New Note in the total principal amount of up to $
10,447,000
to the Sponsor. The Sponsor funded the initial principal amount of $
3,247,000
on February 23, 2023. The Sponsor funded an additional amount of $
800,000 and $800,000
on May 23, 2023 and June 22, 2023, respectively, into the Trust Account. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the New Note will be repaid only from amounts remaining outside of the Trust Account, if any. The initial principal amount of $
2,400,000
of the New Note has been deposited in the Trust Account. The New Note was issued in connection with advances the payee has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The New Note bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses. In the event that the Company does not consummate a Business Combination, the New Note will be repaid only from amounts, if any, remaining outside of the Trust Account established in connection with the initial public offering of the Company’s securities.
On May 26, 2023, the Company issued the May 2023 Note in the principal amount of $
700,000
. The May 2023 Note does
not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete a business combination, the May 2023 Note shall not be repaid and all amounts owed under it will be forgiven. The May 2023 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable.
Working Capital Loans
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $
1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.
On November 30, 2021, April 6, 2022, May 31, 2022, August 31, 2022, and December 28, 2022, the Sponsor agreed to loan the Company $400,000, $150,000, $120,000, $150,000 and $654,000, respectively, in Working Capital Loans. As of June 30, 2023 and December 31, 2022, the Company had borrowed $1,474,000 under the Working Capital Loans.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial, administrative and shared personnel support services provided to members of the Management, pursuant to an administrative support agreement. For the three and six months ended June 30, 2023, the Company incurred expenses of $
30,000 and $60,000 under this agreement, respectively. For the three and six months ended June 30, 2022, the Company incurred expenses of $30,000 and $60,000 under this agreement, respectively. As of June 30, 2023 and December 31, 2022, the Company had a $90,000 and $30,000 balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets, respectively.
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
Due to Related Party
As of June 30, 2023, the Sponsor paid $12,500
on behalf of the Company to pay for operating costs and is recorded in accounts payable in the accompanying condensed balance sheet.
Note 5—Commitments and Contingencies
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day

option
from the date of the prospectus to purchase up to 7,500,000
additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On February 25, 2021, the underwriters fully exercised their over-allotment option.
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
Consulting Agreements
Subsequent to the Initial Public Offering, the Sponsor entered into consulting agreements with three consultants to assist the Company in connection with the consummation of the initial Business Combination. As part of the agreements, the Sponsor will pay an aggregate amount of $682,000 per annum to the consultants. For the six months ended June 30, 2023 and 2022, the Company had recorded approximately $
0 and $251,000 in expenses under these consulting agreements, respectively. As of June 30, 2023 and December 31, 2022, the Company had recorded payables of approximately $0 and $500 outstanding under these consulting agreements, respectively.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder
s
of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 25,335,163 and 57,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets, respectively.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$583,360,070
Redemption of Public Shares	(328,092,030)
Deposit in connection with Extension Amendment Proposal	2,400,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	4,241,206

Class A ordinary shares subject to possible redemption at March 31, 2023	261,909,246
Deposit in connection with Extension Amendment Proposal	1,600,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,046,852

Class A ordinary shares subject to possible redemption at June 30, 2023	$265,556,098

Note 7—Shareholders’ Deficit
Preference Shares
-
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 25,335,163 and 57,500,000
Class A ordinary shares issued and outstanding, respectively. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
-
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Derivative Warrant Liabilities
As of June 30, 2023 and December 31, 2022, the Company had 14,375,000 Public Warrants and 11,333,333 Private Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than
15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) except as described below, the Private Placement Warrants will be non-redeemable
so long as they are held by the Sponsor or its permitted transferees and (iii) the Sponsor or its permitted transferees will have the option to exercise the Private Placement Warrants on a cashless basis and have certain registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

•
at $
0.10
per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $
10.00
per share (as adjusted) for any
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements
At June 30, 2023, assets held in the Trust Account were comprised of $265,656,098 in cash and $0 in U.S. Treasury securities or Money Market Funds. Through June 30, 2023, the trustee withdrew $328,092,030 of the Trust Account in connection with the
redemption. At December 31, 2022, assets held in the Trust Account were comprised of $583,460,070 in U.S. Treasury securities or money market funds.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities-Public warrants	$2,588,938	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$2,041,130	$—

December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market funds	$583,460,070	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$1,293,750	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$1,020,000	$—
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
For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants as of June 30, 2023 and December 31, 2022, is based on observable listed prices for such warrants. The estimated fair value of the Private Placement Warrants is equivalent to Public Warrants due to Private Placement Warrants having substantially the same terms as the Public Warrants.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023, the Company recognized a gain and loss of approximately $1.3 million and $2.3 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $5.6 million and $10.8 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements
of operations.
Note 10—Subsequent Events
The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On July 21, 2023, the Board approved an extension of the Termination Date from July 25, 2023 to August 25, 2023 and drew an additional $800,000 pursuant to the New Note. This extension is the third of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association. As of August 1
1
, 2023, there was $5,647,000 outstanding under the New Note.

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

•	may have the effect of delaying or preventing a change of control of the Company by diluting the share ownership or voting rights of a person seeking to obtain control of the Company;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

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

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2023, we had approximately $8,000 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended June 30, 2023, we had net income of approximately $2.6 million, which consisted of approximately $2.0 million of income from investments and cash held in the Trust Account and approximately $1.3 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $0.7 million in general and administrative expenses.

For the three months ended June 30, 2022, we had net income of approximately $5.4 million, which consisted of approximately $817,000 of income from investments held in the Trust Account and approximately $5.6 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $1.0 million in general and administrative expenses.

For the six months ended June 30, 2023, we had net income of approximately $1.9 million, which consisted of approximately $6.3 million of income from investments and cash held in the Trust Account, offset by approximately $2.3 million non-operating loss resulting from the change in fair value of derivative warrant liabilities and approximately $2.0 million in general and administrative expenses.

For the six months ended June 30, 2022, we had net income of approximately $9.7 million, which consisted of approximately $864,000 of income from investments held in the Trust Account and approximately $10.8 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $2.0 million in general and administrative expenses.

Liquidity and Going Concern Considerations

As of June 30, 2023, we had approximately $192,918 in our operating bank account and a working capital deficit of approximately $1.2 million.

The Company’s liquidity needs through June 30, 2023 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2023 and December 31, 2022, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on each of May 23, 2023 and June 22, 2023, respectively. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. As of June 30, 2023 and December 31, 2022, there was $4,847,000 and $0, respectively, outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of June 30, 2023 and December 31, 2022, there was $700,000 and $0, respectively, outstanding under the May 2023 Note.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through August 25, 2023, our scheduled liquidation date if we do not complete the business combination prior to such date. We intend to complete a business combination by August 25, 2023 but cannot guarantee such event. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 25, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of June 30, 2023 and December 31, 2022, we did not have any critical accounting estimates to be disclosed.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Dated: August 11, 2023	SLAM CORP.

	By:	/s/ Himanshu Gulati
	Name:	Himanshu Gulati
	Title:	Chairman
(Principal Executive Officer)

	By:	/s/ Joseph Taeid
	Name:	Joseph Taeid
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)