Form 10-Q
period 2023-09-30
Slam Corp.
filed 2023-11-13
CIK 1838162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SE C URITIE S EXCHANGE ACT OF 1934
For the quarterly period ended
September 30
, 2023
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
Registrant’s telephone number, including area
code(646) 762-8580
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
o
f
the Exchange Act).    Yes  ☒    No  ☐
As of November
9
, 2023, 25,335,163 Class A ordinary shares, par value $0.0001 per share, and 14,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SLAM CORP.

Form 10-Q

For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SLAM CORP.
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$3,338	$119,463
Prepaid expenses	739,204	305,545

Total current assets	742,542	425,008
Cash and investments held in Trust Account	270,949,514	583,460,070

Total Assets	$271,692,056	$583,885,078

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$241,030	$34,090
Accrued expenses	1,520,362	1,076,474

Total current liabilities	1,761,392	1,110,564
Promissory Note—related party	8,747,000	—
Working capital loan—related party	1,474,000	1,474,000
Derivative warrant liabilities	3,226,393	2,313,750
Deferred underwriting commissions	20,125,000	20,125,000

Total liabilities	35,333,785	25,023,314

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,335,163 shares and 57,500,000 shares at redemption value of $10.69 and $10.15 per share as of September 30, 2023 and December 31, 2022, respectively	270,849,514	583,360,070
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(34,492,681)	(24,499,744)

Total shareholders’ deficit	(34,491,243)	(24,498,306)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$271,692,056	$583,885,078

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$602,220	$634,704	$2,590,294	$2,593,637
General and administrative expenses—related party	30,000	30,000	90,000	90,000

Total operating expenses	(632,220)	(664,704)	(2,680,294)	(2,683,637)
Other income:
Change in fair value of derivative warrant liabilities	1,403,675	3,290,670	(912,643)	14,139,590
Income from cash and investments held in Trust Account	2,893,416	2,600,114	9,181,474	3,463,746

Net income	$3,664,871	$5,226,080	$5,588,537	$14,919,699

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	25,335,163	57,500,000	31,343,979	57,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.09	$0.07	$0.12	$0.21

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	14,375,000	14,375,000	14,375,000	14,375,000

Basic and diluted net income per share, Class B ordinary shares	$0.09	$0.07	$0.12	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional	Accumulated	Total
	Class A		Class B		Paid-In	Deficit	Shareholders’
	Shares	Amount	Shares	Amount	Capital		Deficit
Balance - December 31, 2022	—	$—	14,375,000	$1,438	$—	$(24,499,744)	$(24,498,306)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,641,206)	(6,641,206)
Net loss	—	—	—	—	—	(712,950)	(712,950)

Balance - March 31, 2023 (unaudited)	—	—	14,375,000	1,438	—	(31,853,900)	(31,852,462)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,646,852)	(3,646,852)
Net income	—	—	—	—	—	2,636,616	2,636,616

Balance - June 30, 2023 (unaudited)	—	$—	14,375,000	$1,438	$—	$(32,864,136)	$(32,862,698)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(5,293,416)	(5,293,416)
Net income	—	—	—	—	—	3,664,871	3,664,871

Balance - September 30, 2023 (unaudited)	—	$—	14,375,000	$1,438	$—	$(34,492,681)	$(34,491,243)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	14,375,000	$1,438	$—	$(34,825,869)	$(34,824,431)
Net income	—	—	—	—	—	4,266,373	4,266,373

Balance - March 31, 2022 (unaudited)	—	—	14,375,000	1,438	—	(30,559,496)	(30,558,058)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(795,374)	(795,374)
Net income	—	—	—	—	—	5,427,246	5,427,246

Balance - June 30, 2022 (unaudited)	—	—	14,375,000	1,438	—	(25,927,624)	(25,926,186)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,600,115)	(2,600,115)
Net income	—	—	—	—	—	5,226,080	5,226,080

Balance - September 30, 2022 (unaudited)	—	$—	14,375,000	$1,438	$—	$(23,301,659)	$(23,300,221)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$5,588,537	$14,919,699
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	912,643	(14,139,590)
Income from cash and investments held in Trust Account	(9,181,474)	(3,463,746)
Changes in operating assets and liabilities:
Prepaid expenses	(433,659)	1,187,408
Accounts payable	206,940	16,441
Accrued expenses	443,888	671,847

Net cash used in operating activities	(2,463,125)	(807,941)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(6,400,000)	—
Cash withdrawn for redemptions	328,092,030	—

Net cash provided by investing activities	321,692,030	—

Cash Flows from Financing Activities:
Proceeds received from promissory note—related party	8,747,000	—
Redemption of Public Shares	(328,092,030)	—
Proceeds received from working capital loan – related party	—	420,000

Net cash (used in) provided by financing activities	(319,345,030)	420,000

Net change in cash	(116,125)	(387,941)
Cash—beginning of the period	119,463	471,352

Cash—end of the period	$3,338	$83,411

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
As of September 30, 2023, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On February 17, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of an initial Business Combination and liquidation. Interest on such deposit account is currently approximately
 2.5 - 3.0% per annum, but such deposit account carries a variable rate, and the Company cannot provide any assurance that such rate will not decrease or increase significantly.
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
On September 30, 2023, Joseph Taeid notified the Company of his decision to resign as Chief Financial Officer of the Company, effective as of September 30, 2023. On October 4, 2023, the Company appointed Ryan Bright as the new Chief Financial Officer of the Company. The appointment was effective October 4, 2023.
If the Company is unable to complete a Business Combination within 30 months from the closing of the Initial Public Offering, or November 25, 2023 (or up to February 25, 2024 if extended) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
On February 21, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to (i) amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Articles Amendment”) to extend the date by which the Company has to consummate a Business Combination from February 25, 2023 to May 25, 2023 (such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule
3a51-1(g) (1)
of the Securities Exchange Act of 1934, as amended, of less than $
5,000,001 (the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on February 21, 2023, the Company filed the Articles Amendment with the Cayman Islands Registrar of Companies.
On May 26, 2023, June 22, 2023, July 21, 2023, August 22, 2023 and September 21, 2023 the Board approved an extension of the Termination Date from May 25, 2023 to June 25, 2023, from June 25, 2023 to July 25, 2023, from July 25, 2023 to August 25, 2023, from August 25, 2023 to September 25, 2023, and from September 25, 2023 to October 25, 2023 and drew an additional $
4,000,000
pursuant to the New Note (as defined below). The extension on September 25, 2023 was the fifth of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association. As of September 30, 2023, there was $
7,247,000
outstanding under the New Note.
In connection with the vote to approve the Extension Amendment Proposal, the holders of 32,164,837 Class A ordinary shares, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $328,092,030.
In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less taxes payable and up to $100,000 of interest to pay dissolution expenses).

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. In October 2023, Israel and Hamas began an armed conflict in the Gaza Strip and surrounding areas. The impact of these ongoing conflicts, and related sanctions, on the world economy is not determinable as of the date of these unaudited condensed financial statements, and the specific impact on the Company’s financial position, results of its operations, and/or search for a target company is also not determinable as of the date of these unaudited condensed financial statements.
Liquidity and Going Concern Considerations
As of September 30, 2023, the Company had approximately $3,338 in its operating bank account and working capital deficit of approximately $1.0 million.
The Company’s liquidity needs through September 30, 2023 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2023 and December 31, 2022, there was $1,474,000 outstanding under the Working Capital Loans.
On February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023 and September 21, 2023. The New Note does not
bear interest and matures upon closing of the Company’s initial Business Combination. As of September 30, 2023 and December 31, 2022, there were amounts of $
7,247,000 and $0, respectively, outstanding under the New Note.
On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial
B
usiness
C
ombination. As of September 30, 2023 and December 31, 2022, there were amounts of $700,000 and $0, respectively, outstanding under the May 2023 Note.
On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial
Business Combination
. As of September 30, 2023 and December 31, 2022, there were amounts of $800,000 and $0, respectively, outstanding under the August 2023 Note.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update
(“ASU”)2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 25, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a Business Combination prior to the mandatory liquidation date.

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
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.
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
unaudited
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
unaudited
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
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Black-Scholes option pricing model and is subsequently valued using the observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2023 and December 31, 2022, is based on observable listed prices for such warrants.
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
unaudited
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 25,335,163 and 57,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes.” FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$2,338,195	$1,326,676	$4,180,864	$1,045,216
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,335,163	14,375,000	57,500,000	14,375,000
Basic and diluted net income per ordinary share	$0.09	$0.09	$0.07	$0.07

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$3,831,384	$1,757,153	$11,935,759	$2,983,940
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,343,979	14,375,000	57,500,000	14,375,000
Basic and diluted net income per ordinary share	$0.12	$0.12	$0.21	$0.21

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In June 2022, the FASB issued
ASU2022-03,
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
unaudited
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
The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
capitalization of shares, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading
day period commencing at least 150 days after the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
On February 2, 2023, pursuant to Section 1 of the Securities Assignment Agreement, the Sponsor repurchased 21,000 Founder Shares, at a price of $0.002, which were previously sold to Barbara Byrne pursuant to that certain Securities Assignment Agreement dated January 31, 2021, among the Sponsor and Barbara Byrne, which provided the Sponsor with an option to repurchase Founder Shares upon Barbara Byrne’s resignation from the board of directors prior to vesting, at the original purchase price (approximately $0.002 per share) paid by Barbara Byrne. The Sponsor subsequently sold 10,000 Founder Shares, at a price of $1.00 per share, to Alex Zyngier in connection with Mr. Zyngier’s appointment to the board or $10,000 (the “Purchase Price”).
On April 25, 2023, pursuant to Section 1 of the Securities Assignment Agreement, the Sponsor repurchased 5,000 Founder Shares, at a price of $1.00, which were previously sold to Ann Berry pursuant to that certain Securities Assignment Agreement dated March 11, 2022, among the Sponsor and Ann Berry, which provided the Sponsor with an option to repurchase Founder Shares upon Ann Berry’s resignation from the board of directors prior to vesting, at the original purchase price (approximately $1.00 per share) paid by Ann Berry. The Sponsor subsequently sold 10,000 Founder Shares, at a price of $1.00 per share, to Lisa Harrington in connection with Mrs. Harrington’s appointment to the board, or $10,000(the “Purchase Price”).
The sale of Founders Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718,
s
hare
-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A Business Combination is not probable until it is completed. S hare
-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the Purchase Price initially received for the purchase of the Founders Shares. As of September 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no
s
hare
-based compensation expense has been recognized.

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
On February 21, 2023, the Company issued the New Note in the total principal amount of up to $10,447,000 to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, and September 21, 2023 into the Trust Account. The extension on September 21, 2023 is the fifth of nine one-month
extensions permitted under the Company’s amended and restated memorandum and articles of association. The New Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the New Note will be repaid only from amounts remaining outside of the Trust Account, if any. The New Note was issued in connection with advances the payee has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The New Note bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses. In the event that the Company does not consummate a Business Combination, the New Note will be repaid only from amounts, if any, remaining outside of the Trust Account established in connection with the initial public offering of the Company’s securities. As of September 30, 2023, there was $
7,247,000 outstanding under the New Note.
On May 26, 2023, the Company issued the May 2023 Note in the principal amount of $700,000. The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial
Business Combination
. If the Company does not complete a
Business Combination
, the May 2023 Note shall not be repaid and all amounts owed under it will be forgiven. The May 2023 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable. As of September 30, 2023 and December 31, 2022, there were amounts of $700,000 and $0, respectively, outstanding under the May 2023 Note.
On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial
Business Combination
. As of September 30, 2023 and December 31, 2022, there were amounts of $800,000 and $0, respectively, outstanding under the August 2023 Note.
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
On November 30, 2021, April 6, 2022, May 31, 2022, August 31, 2022, and December 28, 2022, the Sponsor agreed to loan the Company $400,000, $150,000, $120,000, $150,000 and $654,000, respectively, in Working Capital Loans. As of September 30, 2023 and December 31, 2022, the Company had borrowed $1,474,000 under the Working Capital Loans.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial, administrative and shared personnel support services provided to members of the Management, pursuant to an administrative support agreement. For the three and nine months ended September 30, 2023, the Company incurred expenses of $30,000 and $90,000 under this agreement, respectively. For the three and nine months ended September 30, 2022, the Company incurred expenses of $30,000 and $90,000 under this agreement, respectively. As of September 30, 2023 and December 31, 2022, the Company had a $120,000 and $30,000 balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets, respectively.
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
Due to Related Party
As of September 30, 2023, the Sponsor paid $12,500 on behalf of the Company to pay for operating costs and is recorded in accounts payable in the accompanying
u
n
audited

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
Consulting Agreements
Subsequent to the Initial Public Offering, the Sponsor entered into consulting agreements with three consultants to assist the Company in connection with the consummation of the initial Business Combination. In March 2022, the Company terminated the agreement with two of the consultants, and in September 2022, the Company terminated the agreement with the remaining consultant. For the nine months ended September 30, 2023 and 2022, the Company had recorded approximately $
0 and $389,000 in expenses under these consulting agreements, respectively. As of September 30, 2023 and December 31, 2022, the Company had recorded payables of approximately $0 and $500 outstanding under these consulting agreements, respectively.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 25,335,163 and 57,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets, respectively.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$583,360,070
Redemption of Public Shares	(328,092,030)
Deposit in connection with Extension Amendment Proposal	2,400,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	4,241,206

Class A ordinary shares subject to possible redemption at March 31, 2023	261,909,246
Deposit in connection with Extension Amendment Proposal	1,600,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,046,852

Class A ordinary shares subject to possible redemption at June 30, 2023	265,556,098
Deposit in connection with Extension Amendment Proposal	2,400,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,893,416

Class A ordinary shares subject to possible redemption at September 30, 2023	$270,849,514
Note 7—Shareholders’ Deficit
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 25,335,163 and 57,500,000 Class A ordinary shares issued and outstanding, respectively. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Derivative Warrant Liabilities
As of September 30, 2023 and December 31, 2022, the Company had 14,375,000 Public Warrants and 11,333,333 Private Warrants outstanding.
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

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements
At September 30, 2023, assets held in the Trust Account were comprised of $270,949,514 in cash and $0 in U.S. Treasury securities or Money Market Funds. Through September 30, 2023, the trustee withdrew $328,092,030 of the Trust Account in connection with the redemption. At December 31, 2022, assets held in the Trust Account were comprised of $583,460,070 in U.S. Treasury securities or money market funds.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities-Public warrants	$1,804,063	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$1,422,330	$—

December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market funds	$583,460,070	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$1,293,750	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$1,020,000	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in April 2021. Accordingly, the estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 because Private Placement Warrants are economically equivalent to the Public warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants.
Level 1 assets include investments in mutual funds invested in U.S. government securities and Level 1 liabilities include derivative warrant liabilities-Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants as of September 30, 2023 and December 31, 2022, is based on observable listed prices for such warrants. The estimated fair value of the Private Placement Warrants is equivalent to Public Warrants due to Private Placement Warrants having substantially the same terms as the Public Warrants.

SLAM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023, the Company recognized a gain of approximately $
1.4
 million and a loss of $
0.9
 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations. For the three and nine months ended September 30, 2022, the Company recognized a gain of approximately $
3.3 million and $14.1
 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.
Note 10—Subsequent Events
The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On October 4, 2023, the Company appointed Ryan Bright as the new Chief Financial Officer of the Company. The appointment was effective October 4, 2023. On October 9, 2023, the Sponsor sold 5,000 Founder Shares, at a price of $1.00 per share, to Mr. Bright in connection with Mr. Bright’s appointment as Chief Financial Officer, or $5,000 (the “Purchase Price”).
On October 21, 2023, the Board approved an extension of the Termination Date from October 25, 2023 to November 25, 2023 and drew an additional $
800,000
pursuant to the New Note. This extension is the sixth of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association. As of
November 9,
2023, there was $
8,047,000
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

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2023, we had approximately $3,000 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

For the three months ended September 30, 2023, we had net income of approximately $3.7 million, which consisted of approximately $2.9 million of income from investments and cash held in the Trust Account and $1.4 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, offset by approximately $0.6 million in general and administrative expenses.

For the three months ended September 30, 2022, we had net income of approximately $5.2 million, which consisted of approximately $2.6 million of income from investments held in Trust Account and approximately $3.3 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $665,000 in general and administrative expenses.

For the nine months ended September 30, 2023, we had net income of approximately $5.6 million, which consisted of approximately $9.2 million of income from investments and cash held in the Trust Account and approximately $0.9 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, offset by approximately $2.7 million in general and administrative expenses.

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

Liquidity and Going Concern Considerations

As of September 30, 2023, we had approximately $3,338 in our operating bank account and a working capital deficit of approximately $1.0 million.

The Company’s liquidity needs through September 30, 2023 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2023 and December 31, 2022, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023 and October 21, 2023. The New Note does not bear interest and matures upon closing of the Company’s initial Business Combination. As of September 30, 2023 and December 31, 2022, there were amounts of $7,247,000 and $0, respectively, outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. As of September 30, 2023 and December 31, 2022, there were amounts of $700,000 and $0, respectively, outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. As of September 30, 2023 and December 31, 2022, there were amounts of $800,000 and $0, respectively, outstanding under the August 2023 Note.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through November 25, 2023, our scheduled liquidation date if we do not complete the Business Combination prior to such date. We intend to complete a Business Combination by November 25, 2023 but cannot guarantee such event. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 25, 2023.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of September 30, 2023 and December 31, 2022, we did not have any critical accounting estimates to be disclosed.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q as well as those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, subsequent sanctions against related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, the invasion of Ukraine by Russia in February 2022 and the Israel-Hamas war. In response to the invasion of Ukraine by Russia, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and Israel during the ongoing military conflicts, increasing geopolitical tensions. The invasion of Ukraine by Russia, the Israel-Hamas war and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine and Israel is highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, these and any other military actions and any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas war, and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, the Israel-Hamas war, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Quarterly Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

Dated: November 9, 2023	SLAM CORP.

	By:	/s/ Alexander Rodriguez
	Name:	Alexander Rodriguez
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Bright
	Name:	Ryan Bright
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)