Form 10-K
period 2023-12-31
Slam Corp.
filed 2024-04-01
CIK 1838162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbols:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant	SLAMU	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Class A ordinary shares included as part of the units	SLAM	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	SLAMW	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant’s units, each consisting of one Class A ordinary share, $0.0001 par value (the “Class A ordinary shares”), and one-fourth of one redeemable warrant, began trading on the Nasdaq Capital Market (“Nasdaq”) on February 23, 2021. Commencing April 15, 2021, holders of the units were permitted to elect to separately trade the Class A ordinary shares and warrants included in the units.

The aggregate market value of the registrant’s voting ordinary shares held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $269,312,783 (based on the closing sales price of the ordinary shares on June 30, 2023 of $10.63).

As of April 1, 2024, 9,077,959 Class A ordinary shares, and 14,375,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of the initial public offering (the “IPO”), as amended on February 21, 2023 and December 22, 2023;

●	“Business Combination” are to the transactions contemplated by that certain Business Combination Agreement, including (a) the First Merger, (b) the Second Merger, (c) the Backstop, (d) and other transactions contemplated by the Business Combination Agreement, collectively, including the PIPE Financing (as defined in the Business Combination Agreement);

●	“Business Combination Agreement” are to that certain Business Combination Agreement, dated February 4, 2024, by and among Slam, Lynk, the Sponsor, Merger Sub 1, Merger Sub 2 and Topco as it may be amended and supplemented from time to time;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our IPO and subsequently transferred to our officers, directors and our special advisors to the extent they hold such shares, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“Founding Partners” are to Antara Capital LP and A-Rod Corp;

●	“initial shareholders” are to all of our shareholders immediately prior to the date of this report, including all of our officers and directors and our special advisor to the extent they hold such shares;

●	“Independent Directors” are to Reginald Hudlin, Alexandre Zyngier, Lisa Harrington and Julian Nemirovsky;

●	“Lynk” are to Lynk Global, Inc., a Delaware corporation;

●	“management” or our “management team” are to our executive officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“Other Class B Shareholders” are to Kelly Laferriere, Marc Lore, Desiree Gruber, Ann Berry and Ryan Bright;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO and upon conversion of working capital loans, if any;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“Slam Parties” are to Alex Rodriguez, Chetan Bansal, Himanshu Gulati, Kelly Laferriere, Marc Lore, Desiree Gruber, Ann Berry and Ryan Bright together with the Sponsor and the Independent Directors;

●	“special advisor” is to Marc Lore, who will serve as an advisor to the company;

●	“sponsor” are to Slam Sponsor, LLC, a Cayman Islands limited liability company;

●	“Topco” are to Lynk Global, Holdings Inc., a Delaware corporation;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent that they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “our,” “company” or “our company” are to Slam Corp., a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” “could,” “would,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the impact of any epidemics, pandemics disease outbreaks or quarantines, including the resurgence of new variants of COVID-19 on our ability to consummate an initial business combination;

●	global economic conditions and geopolitical events including Russia’s invasion of Ukraine or the Israel-Hamas War;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our IPO.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurances that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the heading “Risk Factors” may not be exhaustive.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report.

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, after approval of our Board, the Slam Parties have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we consummate an initial business combination by the date by which we are required to consummate a business combination pursuant to our amended and restated memorandum and articles of association (the “Termination Date”) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our ability to successfully consummate an initial business combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, subsequent sanctions against related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our IPO and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Our ordinary shares may be at risk for delisting from the Nasdaq Capital Market in the future if we do not maintain compliance with Nasdaq’s continued listing requirements. Delisting could adversely affect the liquidity of our ordinary shares and the market price of our ordinary shares could decrease.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares sold in our IPO, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares sold in our IPO.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until the Termination Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that we, Lynk, or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

Slam Corp. was established by baseball legend, investor and Chairman and Chief Executive Officer of A-Rod Corp LLC (“A-Rod Corp”), Alex Rodriguez, and Founder, Managing Partner and Chief Investment Officer of Antara Capital LP (“Antara”), Himanshu Gulati. Slam Corp. intends to pursue investment opportunities with companies that have large and growing addressable markets, significant revenue growth, defensible business models and superior market share. We are focused on businesses in the sports, media, entertainment, health and wellness and consumer technology sectors; however, we do not intend to target professional sports franchises.

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

On February 4, 2024, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), by and among us, Lynk Global, Inc., a Delaware corporation (“Lynk”), our Sponsor, Lynk Global Holdings, Inc., a Delaware corporation (“Topco”), Lynk Merger Sub 1, LLC, a Delaware limited liability company and wholly owned subsidiary of Topco (“Merger Sub 1”) and Lynk Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Topco (“Merger Sub 2”).

The Business Combination Agreement provides for the Business Combination, which includes, among other things, the consummation of the following transactions: (a) one business day prior to the Closing Date (as defined in the Business Combination Agreement which is filed as exhibit 2.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission (the “SEC”) on February 5, 2024, (the “Business Combination Agreement 8-K”)), and after the consummation of any applicable shareholder redemptions, Slam will transfer by way of continuance from the Cayman Islands to the State of Delaware and domesticate as a Delaware corporation (the “Domestication”) under the General Corporation Law of the State of Delaware (the “DGCL”) and the Companies Act. In connection with the Domestication, each Class A ordinary share and each Class B ordinary share that is issued and outstanding immediately prior to the Domestication shall become one share of the new domesticated company (“New Slam” and each share a “New Slam Share,” and subject to the consummation of the conversion of each public warrant into a Class A ordinary share (the “Warrant Conversion,” each warrant that is outstanding immediately prior to the Domestication shall, from and after the Domestication, represent the right to purchase one warrant of New Slam) (the “New Slam Warrants”)); (b) following the Domestication, on the Closing Date, and prior to any other transactions contemplated to occur on the Closing Date, Slam will merge with and into Merger Sub 1 (the “First Merger”), with Merger Sub 1 as the surviving company in the First Merger and, after giving effect to the First Merger, the surviving company of the First Merger will be a wholly owned subsidiary of Topco, and as a result of the First Merger, each New Slam Share that is issued and outstanding immediately prior to the First Effective Time will be automatically converted as of the First Effective Time into one share of Topco Series A Common Stock (the “Topco Series A Common Stock”) and, subject to the consummation of the Warrant Conversion, each New Slam Warrant that is issued and outstanding immediately prior to the First Effective Time will be automatically converted as of the First Effective Time into one Topco Warrant; (c) if the holders of Slam’s public warrants approve the Warrant Conversion, then the warrants issued and outstanding immediately prior to the First Effective Time and not terminated pursuant to its terms, without any action on the part of New Slam, Slam or the holder of any warrant, shall be converted into 0.25 newly issued Class A ordinary shares immediately prior to or in connection with the Domestication. If the holders of Slam’s public warrants do not approve the Warrant Conversion, then each New Slam Warrant that is issued and outstanding immediately prior to the First Effective Time and not terminated pursuant to its terms, by virtue of the First Merger and without any action on the part of New Slam, Slam or the holder of any such New Slam Warrant, shall be converted into one Topco Warrant at the First Effective Time; and (d) following the consummation of the First Merger, on the Closing Date, (i) Merger Sub 2 will convert into a corporation under the DGCL (the “Merger Sub 2 Conversion”) and (ii) following the Merger Sub 2 Conversion, Merger Sub 2 will merge with and into Lynk (the “Second Merger”), with Lynk as the surviving company in the Second Merger and, after giving effect to the Second Merger, the surviving company will be a wholly owned subsidiary of Topco, subject to, among other things, the approval of the shareholders of New Slam and Slam, and as a result of the Second Merger, each Lynk share will be automatically converted as of the Second Effective Time into the right to receive a portion of the Adjusted Transaction Share Consideration (as defined in the Business Combination Agreement); provided, that the shares of Lynk common stock held by each of the Lynk’s chief executive officer, chief operating officer and chief technical officer immediately prior to the Second Effective Time shall be automatically canceled and extinguished and converted into shares of Series B common stock of Topco, par value $0.0001, (the “Topco Series B Common Stock”), in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement in the amounts set forth on an allocation schedule to be delivered by the Company to Slam prior to the closing of the Business Combination (the “Closing”). Topco will continue as the public company following the consummation of the Business Combination with its common stock and warrants trading on The Nasdaq Global Market under the ticker symbols “LYNK” and “LYNKW,” respectively.

Concurrently with Slam’s entry into the Business Combination Agreement, Slam and Topco entered into a Backstop Agreement (the “Backstop Agreement”) with Antara (in such capacity, the “Investor”) pursuant to which, in the event that the Minimum Cash Condition is not met, the Investor has agreed, subject to the other terms and conditions included therein, concurrently with the Closing, to offset any redemptions made by holders of the Class A ordinary shares, par value $0.0001 per share in connection with the Business Combination pursuant to the amended and restated memorandum and articles of association through an investment of up to 2,500,000 shares of Topco Series A Common Stock, for an aggregate amount of up to $25,000,000 at a purchase price of $10.00 per share. In connection with the execution of the Backstop Agreement, the Investor entered into a side letter with Topco, the Company and the Sponsor (the “Backstop Agreement Side Letter”), pursuant to which the Sponsor agreed to forfeit 5,000,000 Class B ordinary shares, one business day before the Domestication, and Topco agreed to issue 5,000,000 shares of Topco Series A Common Stock to the Investor, at the Closing, contingent upon the completion of each element of the Business Combination and the agreements related to thereto, as described in the Business Combination Agreement 8-K (the “Transactions”), subject to the conditions set forth in the Backstop Agreement and the Backstop Agreement Side Letter.

Concurrently with the execution of the Business Combination Agreement, the Sponsor, Reginald Hudlin, Alexandre Zyngier, Lisa Harrington and Julian Nemirovsky (together, the “Independent Directors”) and Alex Rodriguez, Chetan Bansal, Himanshu Gulati, Kelly Laferriere (“Laferriere”), Marc Lore (“Lore”), Desiree Gruber (“Gruber”), Ann Berry (“Berry”) and Ryan Bright (“Bright”) (Laferriere, Lore, Gruber, Berry and Bright collectively, the “Other Class B Shareholders” and together with the Sponsor and the Independent Directors, the “Slam Parties” and each, a “Slam Party”), Slam, Lynk, Topco, Merger Sub 1 and Merger Sub 2 entered into a Sponsor Letter Agreement (the “Sponsor Letter Agreement”), pursuant to which the Slam Parties have agreed to take, or not take, certain actions during the period between the execution of the Sponsor Letter Agreement and the consummation of the Business Combination, including, (i) to vote any ordinary shares of Slam owned by such Slam Party (all such shares, the “Covered Shares”) in favor of the Business Combination and other related proposals at Slam’s shareholder meeting, and any other special meeting of Slam’s shareholders called for the purpose of soliciting shareholder approval in connection with the consummation of the Business Combination, (ii) to vote any warrants of Slam owned by such Slam Party in favor of the Warrant Conversion and other related proposals at Slam’s warrant holder meeting, and any other special meeting of Slam’s warrant holders called for the purpose of soliciting warrant holder approval in connection with the consummation of the Warrant Conversion, (iii) to waive the anti-dilution rights or similar protections with respect to Slam Class B ordinary shares owned by such Slam Party as set forth in the governing documents of Slam, or otherwise, and (iv) not to redeem any Covered Shares or owned by such Slam Party.

Concurrently with the execution of the Business Combination Agreement, certain individual holders of Lynk shares (collectively, the “Lynk Insiders”), Slam and Lynk, entered into a Company Support Agreement, pursuant to which the Lynk Insiders, each agreed, among other things to (i) agree to vote (or cause to be voted) at any meeting (regular or special) of the stockholders of Lynk, or in any action by written resolution of the stockholders of Lynk, all of their Lynk shares in favor of approving the Business Combination Agreement, (ii) not to take any actions that would influence any persons to vote against the approval of the Business Combination Agreement and the Transactions, and (iii) not to take any actions that would challenge the validity of the Company Support Agreement, the Business Combination Agreement, the Ancillary Documents and the Transactions.

The foregoing description of the Transactions does not purport to be complete and is qualified in its entirety by reference to the full text of the agreements, copies of which are included as exhibits to this Annual Report on Form 10-K, and incorporated herein by reference. For more information on the Business Combination and the transactions contemplated thereby, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2024 and the Company’s Registration Statement on Form S-4 filed with the SEC on February 14, 2024.

Our Management Team

Our management team is comprised of Alex Rodriguez, as Chief Executive Officer and member of our board of directors (the “Board”), Himanshu Gulati, as Chairman of the Board, Kelly Laferriere, as President, Chetan Bansal as Chief Development Officer, Ryan Bright, as Chief Financial Officer and Lisa Harrington, Reggie Hudlin, Julian Nemirovsky and Alexandre Zyngier as directors. Throughout their careers, Mr. Rodriguez, Mr. Gulati, Ms. Laferriere, Mr. Bansal, Mr. Bright, Ms. Harrington, Mr. Hudlin, Mr. Nemirovsky and Mr. Zyngier have built successful businesses and careers in the finance, media, enterprise software, e-commerce and sports industries.

On February 2, 2023, Barbara Byrne resigned from our Board. On February 2, Alexandre Zyngier was appointed to the Board in Ms. Byrne’s place. Ms. Bryne’s resignation was not the result of any dispute or disagreement with Slam or any matter relating to the Company’s operations, policies or practices.

On April 25, 2023, Ann Berry resigned from our Board. On April 25, 2023, Lisa Harrington was appointed to the Board in Ms. Berry’s place. Ms. Berry’s resignation was not the result of any dispute or disagreement with Slam or any matter relating to the Company’s operations, policies or practices.

On September 30, 2023, Joseph Taeid resigned from the position of Chief Financial Officer of Slam. On October 4, 2024, Ryan Bright was appointed as the new Chief Financial Officer of Slam. Mr. Taeid’s resignation was not the result of any dispute or disagreement with Slam or any matter relating to the Company’s operations, policies or practices.

On November 9, 2023 Desiree Gruber resigned from the Board and on November 20, 2023, Chetan Bansal resigned from the Board in order for Slam to maintain a majority of independent directors on the Board in accordance with the rules and regulations of Nasdaq. On December 4, 2024, Slam appointed Julian Nemirovsky to the Board. Ms. Gruber’s resignation was not the result of any dispute or disagreement with Slam or any matter relating to the Company’s operations, policies or practices.

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

We believe the Company’s value proposition is uniquely suited to bring to market a best-in-class publicly traded asset:

●	Ability to Add Strategic Value and Global Awareness: As one of the world’s most famous athletes and media personalities, Mr. Rodriguez is able to deliver immediate impact and accelerate a business’s growth through strategic introductions or by promoting a product across millions of fans. Mr. Rodriguez has close to 10 million fans across his social media channels, including over 4 million followers on Instagram and over 1.8 million and 1.2 million followers on Facebook and X (f/k/a Twitter), respectively. Mr. Rodriguez’s audience is affluent, primarily 25 to 45 years old, and highly engaged, delivering over 4,000,000 social media interactions per week on average.

●	Access to Proprietary Deal Flow and Growth Opportunities: Mr. Rodriguez’s storied career as a leader both on the field and as an investor and entrepreneur off the field has enabled him to cultivate a vast, influential network providing remarkable access to potential business opportunities. This provides valuable insights into identifying potential targets and will help unlock long-term growth potential. Moreover, Mr. Gulati’s significant experience investing in public and private markets, Ms. Laferriere’s knowledge of the sports, media and entertainment industries and Mr. Bansal’s network of venture-funded growth companies will further bolster our access to potential business opportunities.

●	Fundamental Investment Expertise: Mr. Rodriguez and Mr. Gulati bring significant private and public investment experience in complex transactions across a variety of deal structures and industries. Antara focuses on event-driven credit and special situation equities. Antara’s core efforts revolve around research-oriented situations in which they have the potential to actively create opportunities and influence outcomes. The Antara team has delivered strong investor returns by partnering with companies who value and utilize their strategic guidance, institutional experience and deep knowledge base. The Antara team has invested in companies such as: QuantumScape (NYSE:QS), Innoviz Technologies (Nasdaq:INVZ), ChargePoint (NYSE:CHPT), Cantaloupe, Inc. (f/k/a USA Technologies) (Nasdaq:CTLP), Workhorse (Nasdaq:WKHS), Superpedestrian and IAC Inc. (Nasdaq:IAC).

●	Track Record of Value Creation and Creativity: Our Founding Partners have contributed to billions of dollars of value creation over the course of their careers. Mr. Gulati brings over 15 years of investing expertise and active risk management. Mr. Gulati’s investing philosophy and creativity will benefit us in the following ways:

●	Significant Expertise Investing in SPAC and PIPE Market: Antara was the lead sponsor and the largest PIPE investor in Innoviz Technologies (Nasdaq:INVZ), which completed a merger with Collective Growth Corp. (Nasdaq:CGRO), a SPAC, and is the global leader in LiDAR Sensors and perception software for autonomous driving and is a strategic supplier to BMW and Magna. Separately, Antara was an early PIPE investor in QuantumScape (NYSE:QS), a next generation solid state lithium-ion battery producer.

●	Nimble Across the Cycle: Antara takes a very active approach to portfolio management, adjusting asset allocation fluidly across sectors, in the midst of shifting market cycles and between public and private markets.

●	Seek to be Strategic Partners to Companies: Antara strives to work hand in hand with management teams to create value, partnering with companies who benefit from our strategic guidance.

●	Fundamental Rigor for Research and Analysis: Antara utilizes exhaustive quantitative and qualitative research and on-the-ground diligence. Antara spends considerable time with management, understanding their strategies and consulting with a wide variety of third-party resources when appropriate. Antara seeks to develop strong expertise in each industry and company in which it invests.

●	Risk Management and Capital Preservation: Antara balances its active portfolio approach with stringent risk management, creating a significant margin of safety across its portfolio. Antara optimizes effective hedging strategies and each position is rigorously stress tested, giving Antara a deep understanding of how best to mitigate potential downside scenarios, including potential tail risk events.

Acquisition Criteria

Consistent with our business strategy, we intend to use the following criteria when evaluating acquisition opportunities, although we may decide to enter into our initial business combination with a target business that does not meet these guidelines. We intend to seek to identify and acquire a high-quality company that possesses the following characteristics:

●	Targets that Can Benefit from Our Relationships and Experience: Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including sports, media, real estate, enterprise software and e-commerce. We believe our management’s significant investing and deal-making experience and relationships will give us a number of advantages and will present us with a substantial number of potential business combination targets, particularly in the sports, media and entertainment, technology, and health and wellness industries.

●	Scaled, Multibillion-Dollar Asset: We will seek to acquire a multibillion-dollar asset with a leading market position in an attractive industry. We believe scale and technological differentiation will provide a competitive advantage over other industry participants.

●	Formidable Barriers to Entry: We will seek to acquire a company that has a deep competitive moat and long-term, sustainable competitive differentiation. We are focused on companies with proven business models, strong positioning in the evolving market landscape and favorable sector tailwinds. We believe these dynamics help mitigate risks of competitive disruption.

●	Sustainable Growth Prospects in a Large Addressable Market: We will seek to acquire a company with significant runway to capture market share in a large addressable market, and we will evaluate companies with significant potential to grow both organically and through strategic acquisitions. We intend to seek companies with compelling long-term growth prospects, a proven track record of profitability and attractive unit economics. We prefer companies with low customer acquisitions and high customer lifetime values that are capable of realizing network effect in scaling rapid growth, in part, due to being the lowest cost market participant.

●	Attractive Valuation: We intend to seek companies with strong intrinsic value that can be enhanced by our management team by leveraging the combined marketing, financial and industry expertise of Mr. Rodriguez and Mr. Gulati.

●	All-Star Leadership Team: We will seek to acquire a company with an experienced, inspired and pioneering management team, possessing a strong track record of success. It is critical that management’s interests and objectives are aligned with those of our shareholders. Given our experience and our networks, we will also assist in establishing a well-rounded, diverse executive suite, and intend to make significant contributions towards developing and executing a business plan oriented around long-term growth objectives.

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

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

Initial Business Combination

So long as our securities are listed on Nasdaq, Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of a capital markets advisory fee from Lynk, and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the Board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the Board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the business combination meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a business combination or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Founding Partners, sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Founding Partners, our sponsor or our special advisor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company and shareholders from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Our sponsor is Slam Sponsor LLC, a Cayman limited liability company. Our sponsor currently owns 14,211,000 Class B ordinary shares and 11,333,333 private placement warrants. The sponsor is controlled by a board of managers, which acts by majority vote so that no individual manager exercises voting or dipositive control over the Class B ordinary shares or private placement warrants held by our sponsor. Our sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in the business combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our business combination, which may increase the risk that our business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination by December 25, 2024 because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive approximately $10.00 per public share or less in certain circumstances, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the target business. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

Financial Position

As of December 31, 2023, we had approximately $98,798,296 available to consummate an initial business combination after payment of the expenses of our IPO. On November 2, 2022 and December 14, 2023, Slam received formal letters (the “Waivers”) from each of Goldman and BTIG, respectively, that each bank has agreed to waive its right to the deferred underwriting commission provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of a capital markets advisory fee from Lynk, and did not receive any payment from Slam in connection with the fee waiver; provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of a capital markets advisory fee from Lynk. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio.

On February 21, 2023 we held an extraordinary general meeting of shareholders (the “First Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $328,092,029.60. After the satisfaction of such redemptions, the balance in our trust account was approximately $258,427,084.32.

On December 22, 2023 we held an extraordinary general meeting of shareholders (the “Second Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination until December 25, 2024. In connection with that vote, the holders of 16,257,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $176,359,122. After the satisfaction of such redemptions, the balance in our trust account was approximately $98,558,243. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Founding Partners, sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Founding Partners, our sponsor or our special advisor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company and shareholders from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we will conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our management team’s operational, transactional, and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we will closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Under the Nasdaq listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding;

●	Any of our directors, officers or substantial shareholders (as defined by the Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, special advisor or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, special advisor or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Our sponsor, officers, directors, special advisor and/or their affiliates may identify the shareholders with whom our sponsor, officers, directors, special advisor or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, special advisor or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our sponsor, executive officers, directors, special advisor or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and other federal securities laws.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of a capital markets advisory fee from Lynk, we might otherwise have paid to Goldman Sachs & Co. LLC and BTIG, LLC, the underwriters of our IPO, prior to their waiver of such deferred underwriting commissions provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of a capital markets advisory fee from Lynk. The redemption rights will include the requirement that a beneficial holder must identify itself to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our initial shareholders have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition the shares held by the Slam Parties, we would need none of the currently outstanding public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Tendering Share Certificates in Connection with a Tender Offer or the Exercise of Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s Deposit/Withdrawal At Custodian (“DWAC”) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $75,550 held outside the trust account (as of December 31, 2023) plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants and any additional amounts deposited by our Sponsor related to each monthly extension made pursuant to our governing documents, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than approximately $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. We will have access to approximately $75,550 held outside the trust account (as of December 31, 2023) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, U.S. Generally Accepted Accounting Principles (“GAAP”), or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements, and, if their revenues are less than $100 million, not providing an independent registered public accounting firm attestation on internal control over financial reporting. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and either (a) we had no public float or (b) the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, the preliminary proxy statement/prospectus on Form S-4 filed on February 14, 2024 and the prospectus associated with our IPO, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment.

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

At the time of your investment in us, you were not provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our Board may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, after approval of our Board, the Slam Parties have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders owned, on an as-converted basis, approximately 20% of our outstanding ordinary shares immediately following the completion of our IPO. On February 21, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares. On December 22, 2023, we held the Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 16,257,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, the Slam Parties currently own, on an as-converted basis, approximately 61.3% of our outstanding ordinary shares.

Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to the shares held by the Slam Parties, we would need none of the currently outstanding public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of a capital markets advisory fee from Lynk, payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, increases the probability that our initial business combination would be unsuccessful. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

Our ability to successfully consummate an initial business combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, subsequent sanctions against related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

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

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas war, and subsequent sanctions, could adversely affect the Business Combination and the operations of our target business. The extent and duration of the Russian invasion of Ukraine, the Israel-Hamas war, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this “Risk Factors” section, such as those related to the market for our securities. If these disruptions or other matters of global concern continue for an extensive period of time, the consummation of an initial business combination may be prevented, delayed or become more costly.

COVID-19 and any future widespread public health crisis could negatively affect various aspects of our business, our ability to consummate an initial business combination and make it more difficult for us to meet our obligations to our future customers.

Examples of how COVID-19 and any future widespread public health crisis may impact our business, results of operations and the price of our securities in the future include, but are not limited to:

●	such event may interfere with our ability or the ability of our employees to perform our respective responsibilities and obligations relative to the conduct of our business; and

●	such event and related government responses to address any such event may cause sudden and extreme changes in the price of our securities.

New variants of COVID-19 and other future public health crises and pandemics may affect our operating and financial results in a manner that is not presently known to us or not presently considered to be a significant risk to our operations. Furthermore, our limited operating history combined with the uncertainty created by the COVID-19 pandemic significantly increases the difficulty of forecasting operating results and of strategic planning. If we are unable to effectively predict and manage the impact of the COVID-19 pandemic and other future public health crises on our business, our results of operations and financial condition may be negatively impacted. Future public health crises and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could also adversely affect, the economies and financial markets worldwide, which may delay or prevent the consummation of an initial business combination, and we could be materially and adversely affected.

We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by the Termination Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the redemption of their shares, and our warrants will expire worthless. See the risk factor entitled “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than approximately $10.00 per public share” and other risk factors herein.

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

We have encountered and expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than approximately $10.00 per public share” and other risk factors herein.

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

Of the net proceeds of our IPO and the sale of the private placement warrants, only approximately $75,550 is available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least until the Termination Date; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than approximately $10.00 per public share” and other risk factors herein.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. Claim may be brought against us for these reasons.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Upon the closing of our initial public offering, our initial shareholders owned, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares. On February 21, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares. On December 22, 2023, we held the Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 16,257,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, the Slam Parties currently own, on an as-converted basis approximately 61.3% of our outstanding ordinary shares. Consequently, the Slam Parties may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If the Slam Parties purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors or our special advisor, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our Board, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the Board will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than approximately $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate our initial business combination by the Termination Date, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement that we have entered into with our sponsor, officers and directors, to protect the amounts held in the Trust Account, the sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders $10.00 per share (which was the offering price in our initial public offering).

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance for a variety of reasons, for example, if the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

During the last year, the market for directors’ and officers’ liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors’ and officers’ liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue in the future.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If, after we distribute the proceeds in the trust account to our public shareholders, in the event we are unable to consummate an initial business combination, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our Board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, in the event we are unable to consummate an initial business combination, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing it and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If, before distributing the proceeds in the trust account to our public shareholders, in the event we are unable to consummate an initial business combination, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, in the event we are unable to consummate an initial business combination, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Because we are not limited to evaluating a target business in a particular industry sector with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations of the company with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors in our IPO than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China, Russia and Ukraine or the Israel-Hamas War or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Financial incentives may cause the underwriters from our IPO to have potential conflicts of interest in rendering any additional services to us after our IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriters from our IPO or one of its respective affiliates to provide additional services to us after our IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters from our IPO or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with the underwriters from our IPO or their affiliates and no fees or other compensation for such services will be paid to the underwriters from our IPO or its affiliates prior to the date that is 60 days from the date of the prospectus associated with our IPO, unless such payment would not be deemed underwriters’ compensation in connection with our IPO. The underwriters from our IPO were also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. Slam received waivers from each of Goldman and BTIG, provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of a capital markets advisory fee from Lynk. The fact that the underwriters from our IPO or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources and increase the time and costs of completing an acquisition.

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

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity and the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of a majority of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit the proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of a majority of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders, the Other Class B Shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 61.3% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants are sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect to redeem their shares in connection with our initial business combination or the terms of the negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable if needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. See also “We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.”

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could in turn negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we thought they had. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt solely, in connection with the completion of the business combination, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO and the sale of the private placement warrants provided us with up to $558,075,000 to complete our initial business combination (after taking into account the $20,125,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of our IPO). Slam received Waivers from each of Goldman and BTIG, respectively; provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of a capital markets advisory fee from Lynk. On February 21, 2023, we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $328,092,029.60. After the satisfaction of such redemptions, the balance in our trust account was approximately $258,427,084.32. On December 22, 2023, we held the Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 16,257,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $176,359,122. After the satisfaction of such redemptions, the balance in our trust account was approximately $98,558,243.

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to GAAP, or IFRS as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete the Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We do not believe that our principal activities and the Business Combination will subject us to the Investment Company Act. By having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our IPO was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination before the Termination Date, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act.

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate Slam. As a result, shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of our securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have liquidated the investments held in the trust account and instead the funds are held in the trust account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. Following the liquidation of investments in the trust account, we have received minimal interest on the funds held in the trust account, which has reduced the dollar amount our shareholders would receive upon any redemption or liquidation of Slam.

Initially, the funds in the trust account had, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we liquidated the U.S. government treasury obligations or money market funds held in the trust account and instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to maintain the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation of Slam. Interest on such deposit account is currently approximately 3.85% per annum, but such deposit account carries a variable rate and we cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we have received minimal interest on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, the decision to hold all funds in the trust account in cash items has reduced the dollar amount our shareholders would receive upon any redemption or liquidation of Slam.

In the adopting release for the 2024 SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate Slam.

In addition, the longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in as cash items which would further reduce the dollar amount our shareholders would receive upon any redemption or liquidation of Slam. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

Risks Relating to our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares sold in our IPO, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares sold in our IPO.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% of the shares sold in our IPO and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Our ordinary shares may be at risk for delisting from the Nasdaq Capital Market in the future if we do not maintain compliance with Nasdaq’s continued listing requirements. Delisting could adversely affect the liquidity of our ordinary shares and the market price of our ordinary shares could decrease.

Our ordinary shares are currently listed on the Nasdaq Capital Market. Nasdaq has minimum requirements that a company must meet to remain listed on Nasdaq, including corporate governance standards and a requirement that under Nasdaq Rule IM-5101-2 we complete out initial business combination within 36 months from the effective date of our IPO.

On February 26, 2023, we received a letter from the staff of the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying us that Slam is not in compliance with Nasdaq Rule IM-5101-2 due to the fact that Slam has not completed its initial business combination by February 21, 2024 (the 36th month from the effectiveness of its IPO).

Nasdaq’s letter has no immediate impact on the listing of our ordinary shares, which will continue to be listed and traded on Nasdaq subject to the company’s compliance with the other continued listing requirements. We have timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to request sufficient time to complete Slam’s previously disclosed proposed business combination with Lynk. The hearing request has resulted in a stay of any suspension or delisting action pending the outcome of the hearing to take place on April 25, 2024.

There can be no assurance that we will be able to satisfy Nasdaq’s continued listing requirements or maintain compliance with other Nasdaq listing requirements. There can be no assurance that, if our appeal of the delisting determination by the Panel will be successful.

In the future, if we fail to maintain such minimum requirements and a final determination is made by Nasdaq that our ordinary shares must be delisted, the liquidity of our ordinary shares would be adversely affected and the market price of our ordinary shares could decrease. In addition, if delisted, we would no longer be subject to Nasdaq rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on Nasdaq or another established securities market would have a material adverse effect on the value of your investment in us.

If our ordinary shares are not listed on Nasdaq or another national exchange, the trading price of our ordinary shares are below $5.00 per share and we have net tangible assets of $6,000,000 or less, the open-market trading of our ordinary shares will be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. If our shares become subject to the “penny stock” rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are currently 490,922,041 and 35,625,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

The terms of the warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment, and Slam intends to seek public warrant holder approval to amend the warrant agreement to cancel all outstanding warrants at the closing of the Business Combination in exchange for a lesser number of shares of Class A common stock of the combined company than the number of shares for which the warrants are currently exercisable.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus associated with our IPO, or defective provision, (ii) amending the provisions relating to cash dividends on public shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. At a warrant holders meeting, to be held in connection with the Business Combination, Slam intends to seek approval to amend the warrant agreement as disclosed in the proxy statement/prospectus filed on Form S-4 on February 14, 2024.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making such warrants worthless.

We will have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we will have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per ordinary share (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the market value is below $9.20 per share (the “Market Value”), then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

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

Pursuant to an agreement entered into on or prior to the closing of our IPO, our initial shareholders and their permitted transferees and in connection with appointments of new directors and officers, our Independent Directors, can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders, holders of our private placement warrants or their permitted transferees are registered for resale.

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

In light of the involvement of our Founding Partners, sponsor, its partners and employees, and our executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with such persons. Such entities may compete with us for business combination opportunities. Our Founding Partners, sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Item 1. Business—Effectuating Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Founding Partners, sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

We agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our executive officers and directors agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our executive officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to consummate the Business Combination or negotiate and complete another initial business combination, and results of operations.

The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that we, Lynk, or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective no sooner than 125 days following the publication of the 2024 SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. In the event that our initial business combination has not been consummated by the time the 2024 SPAC Rules become effective, such rules may materially adversely affect our business, including our ability to complete, and the costs associated with, the business combination, and results of operations. We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements, and, if their revenues are less than $100 million, not providing an independent registered public accounting firm attestation on internal control over financial reporting. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30 or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

After completion of our IPO, only holders of our founder shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

As of December 31, 2023, we had $75,550 in our operating bank accounts and a working capital deficit of approximately $2.6 million. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. We currently have a mandatory liquidation date of December 25, 2024 to complete a business combination. Although we expect to complete a business combination on or prior to December 25, 2024, it is uncertain whether we will be able to do so. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

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

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for an initial business combination. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing the our risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. In fiscal year 2023, we did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy and results of operations.

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

(b) Holders

As of April 1, 2024, there was one holder of record of our units, one holder of record of our Class A ordinary shares, eleven holders of record of our Class B ordinary shares and two holders of our warrants.

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

On November 30, 2021, April 6, 2022, May 31, 2022, August 31, 2022, and December 28, 2022, the Sponsor agreed to loan Slam $400,000 (the “2021 Note”), $150,000, $120,000, $150,000 and $654,000, respectively, in Working Capital Loans (as defined below). As of December 31, 2023 and December 31, 2022, Slam had borrowed $1,474,000 under the Working Capital Loans.

The 2021 Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 21, 2023 we held the First Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $328,092,029.60. After the satisfaction of such redemptions, the balance in our trust account was approximately $258,427,084.32. On December 22, 2023 we held the Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination until December 25, 2024. In connection with that vote, the holders of 16,257,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $176,359,122. After the satisfaction of such redemptions, the balance in our trust account was approximately $98,558,243.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

The issuance of additional shares in a Business Combination:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of December 31, 2023, we had approximately $3,000 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the year ended December 31, 2023, we had net income of approximately $4.6 million, which consisted of approximately $11.7 million of income from investments, offset by approximately $4.6 million in general and administrative expenses and approximately $2.6 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities.

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

Liquidity and Going Concern Considerations

As of December 31, 2023, we had approximately $75,550 in our operating bank account and a working capital deficit of approximately $2.6 million.

The Company’s liquidity needs through December 31, 2023 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2023 and 2022, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. As of December 31, 2023 and 2022, there were amounts of $9,182,000 and $0, respectively, outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of December 31, 2023 and 2022, there were amounts of $700,000 and $0, respectively, outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of December 31, 2023 and 2022, there were amounts of $800,000 and $0, respectively, outstanding under the August 2023 Note.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through December 25, 2024, our scheduled liquidation date if we do not complete the Business Combination prior to such date. We intend to complete a Business Combination by December 25, 2024, but cannot guarantee such event. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 25, 2024.

Off-balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of December 31, 2023 and 2022, we did not have any critical accounting estimates to be disclosed.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2023.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Alex Rodriguez	48	Chief Executive Officer and Director
Himanshu Gulati	44	Chairman and Director
Kelly Laferriere	50	President
Chetan Bansal	50	Chief Development Officer
Ryan Bright	47	Chief Financial Officer
Lisa Harrington	55	Director
Reggie Hudlin	62	Director
Julian Nemirovsky	40	Director
Alexandre Zyngier	54	Director

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

We believe Mr. Rodriguez’s broad investment experience makes him well-qualified to serve as a member of our Board.

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

We believe Mr. Gulati’s broad investment experience makes him well-qualified to serve as a member of our Board.

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

Chetan Bansal, our Chief Development Officer has served as Partner and Co-Head of Investment Research at Antara since March 2020. Mr. Bansal has 25 years of experience as a private market investor. Mr. Bansal specializes in providing capital and advice to early-stage, hyper-growth companies in varying capacities, including as a board member, minority owner and strategic investor. In addition, Mr. Bansal has significant experience investing in public market special situations, bankruptcies, stressed high-yield credit and levered equities. Prior to Antara, Mr. Bansal was Managing Director and Head of Illiquid Credit Solutions Group at BTIG from January 2019 to February 2020. Before joining BTIG, Mr. Bansal managed his family office from December 2017 to December 2018. Prior to that, Mr. Bansal co-managed a proprietary investment portfolio at Jefferies from January 2015 to September 2017. Prior to Jefferies, Mr. Bansal was a Director of Research at Citigroup, in its Distressed Debt Trading Group, from August 2008 to April 2012. Prior to Citigroup, Mr. Bansal spent six years in Silicon Valley, including four years at Cisco Systems in the Business Development Group from September 2001 to 2005, where he was charged with venture investments and strategic acquisitions. During his time at Crown Capital Partners from 1997 to 1999, Mr. Bansal wrote the business plan for Fresh Direct, a successful online grocer based in New York City, and sat on the boards of Cisco Systems Strategic India Counsel from 2003 to 2004, and board observer seats at Plaxo Inc from 2004 to 2005, which was acquired in 2008 by Comcast and CXO Systems from 2003 to 2004, which was acquired in 2004 by Cisco Systems. Mr. Bansal’s growth-stage equity investments include Via-On-Demand-Transit, an advanced micro-mobility company and SentinelOne, a cyber-security technology company. Mr. Bansal earned a Masters in Business Administration from the University of Chicago, Booth School of Business and a Bachelor of Arts in Computer Science from Northwestern University.

Ryan Bright, our Chief Financial Officer, has served as a Special Advisor for Direct Selling Acquisition Corp. since February 2021 and co-founded Direct Selling Capital Advisors in May 2019. Prior to Direct Selling Capital Advisors, Mr. Bright served as the President and Managing Partner of Lucidus Capital, LLC, a boutique transaction advisory firm. Earlier in his career, as a Managing Director, Mr. Bright was responsible for the Dallas office of an international investor relations firm focused on representing companies listed on both the Nasdaq and the New York Stock exchanges. From 2003 to 2007, Mr. Bright operated Fiducia Capital Management, LP, a registered investment advisory firm that he co-founded. Fiducia focused on managing portfolios of publicly traded equities for a number of private investment partnerships. Mr. Bright began his career in finance sourcing private equity transactions for a large Dallas, Texas-based family office and also served as a key investment advisor to one of the largest private family foundations in the State of Texas.

Lisa Harrington serves on our board of directors. Ms. Harrington served as a director of Iron Horse Acquisitions Corporation (Nasdaq: IROH) from 2021-2024. She previously served as the Chief Legal Officer and Corporate Secretary at Viant Technology (Nasdaq: DSP) through 2022, General Counsel and Corporate Secretary at ChromaDex Corp. (Nasdaq: CDXC) through 2021 and Special Counsel at Cooley LLP from 2018 until 2020. In addition, her prior experience includes General Counsel and Secretary positions with ASICS, Surf Airlines, NBCUniversal/Comcast, and UNUM Insurance. She is also a lecturer on Corporate Governance for the Wharton School of Business executive education program. Ms. Harrington is an experienced chief compliance officer and chief privacy officer, head of enterprise risk management, internal audit, ESG, and procurement. Ms. Harrington holds a B.A. in Political Science from UCLA and a J.D. from the University of Southern California Gould School of Law.

We believe Ms. Harrington’s public company and legal experience makes her well-qualified to serve as a member of our Board.

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

We believe Mr. Hudlin’s broad executive experience makes him well-qualified to serve as a member of our Board.

Julian Nemirovsky serves on our board of directors. Mr. Nemirovsky is the Founder and President of Long Castle Advisors, Corp., offering capital structure and related consulting services to operationally challenged and liquidity constrained businesses. He was formerly Head of Capital Markets at MacAndrews & Forbes, where he was responsible for managing all capital-structure matters relating to the firm’s portfolio companies and new investments. Prior to joining MacAndrews in 2020, he spent 8 years at MidOcean Credit Partners, where he held the title of Principal and Portfolio Manager. Prior to joining MidOcean in 2011, he was an Associate at Union Capital, a lower-middle market private equity firm. He began his career in 2006 as an Analyst in Goldman Sachs’ Leveraged Finance group within the Investment Banking division. Mr. Nemirovsky is currently a director of SIGA Technologies serving on the audit committee and compensation committee. Mr. Nemirovsky holds a BBA from Baruch College and an MBA from the Tuck School of Business (Dartmouth).

We believe Mr. Nemirovsky’s business and investment experience makes him well qualified to serve as a member of our Board.

Alexandre Zyngier serves on our board of directors. Mr. Zyngier has been the Managing Director of Batuta Advisors, a firm that pursues high return investment and advisory opportunities in the distressed and turnaround sectors, since founding it in August 2013. Mr. Zyngier has over 205 years of investment, strategy, and operating experience. He is currently Chairman of the Board of EVO Transportation & Energy Services, Inc. and Acting Chairman of COFINA Corporation and a Director of Atari SA, Nu Ride Inc. and of certain other private entities. Before starting Batuta Advisors, Mr. Zyngier was a portfolio manager at Alden Global Capital, investing in public and private opportunities. Mr. Zyngier has also worked as a portfolio manager at Goldman Sachs & Co. and Deutsche Bank Co. Additionally, Mr. Zyngier was a strategy consultant at McKinsey & Company and a technical brand manager at Procter & Gamble. Mr. Zyngier holds an MBA in Finance and Accounting from the University of Chicago and a BS in Chemical Engineering from UNICAMP in Brazil.

We believe Mr. Zyngier’s broad investment experience makes him well-qualified to serve as a member of our Board.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Himanshu Gulati and Alex Rodriguez, will expire at our 2026 annual meeting of shareholders. The term of office of the second class of directors, consisting of Julian Nemirovsky, will expire at our 2024 annual meeting of shareholders. The term of office of the third class of directors, consisting of Reggie Hudlin, Alexandre Zyngier and Lisa Harrington will expire at our 2025 annual meeting of shareholders.

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

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the Board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the Board.

Director Independence

The Nasdaq listing standards require that a majority of our Board be independent. Our Board has determined that Alexandre Zyngier, Lisa Harrington, Reggie Hudlin and Julian Nemirovsky are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of the board of directors. Alexandre Zyngier, Lisa Harrington and Julian Nemirovsky serve on our audit committee. Our board of directors has determined that Alexandre Zyngier, Lisa Harrington and Julian Nemirovsky are independent under the Nasdaq listing standards and applicable SEC rules. Alexandre Zyngier serves as the Chairman of the audit committee.

Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors determined that Alexandre Zyngier qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of our IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our IPO; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We established a nominating committee of our board of directors. The members of our nominating committee will be Reggie Hudlin and Julian Nemirovsky, and Reggie Hudlin will serve as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors determined that Reggie Hudlin and Julian Nemirovsky are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which is specified in a charter adopted by us, generally provides that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Compensation Committee

We established a compensation committee of our board of directors. The members of our compensation committee are Reggie Hudlin and Lisa Harrington, and Lisa Harrington serves as chair of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that Reggie Hudlin and Lisa Harrington are independent.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s and Chief Financial Officer’s and President’s, evaluating our Chief Executive Officer’s and Chief Financial Officer’s and President’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer and Chief Financial Officer and President based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and/or annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement, to the extent required; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq. The Clawback Policy is also filed as an exhibit to this Report. We believe that it is in our best interests and the best interests of our stockholders to create and maintain a culture that emphasizes integrity and accountability. Our board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that we are required to prepare an accounting restatement of our financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by our compensation committee. Any determinations made by our compensation committee are final and binding on all affected individuals. The Clawback Policy applies to our current and former executive officers (as determined by our compensation committee in accordance with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq) and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by our compensation committee.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics can be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material direct or indirect management responsibilities:

Individual	Entity	Entity’s Business	Affiliation
Alex Rodriguez	A-Rod Corp.(1)	Investment Firm	Chairman and Chief Executive Officer
	Newport Property Construction	Real Estate Development Firm	Founder
	Monument Capital Management	Real Estate Development Firm	Founding Principal
Himanshu Gulati	Antara Capital LP(1)	Investment Firm	Managing Partner and Chief Investment Officer
Kelly Laferriere	A-Rod Corp.(1)	Investment Firm	Chief Business Officer
Lisa Harrington	USC Gould School of Law	College/University	Board of Directors for Alumni Association
Reggie Hudlin	Hudlin Entertainment	Entertainment	President
	Milestone Media	Entertainment	Co-Founder
Julian Nemirovsky	Long Castle Advisors Arrival SA Mitel SGA Technologies	Financial Advisory Electric Vehicles Telecom Biotech/Government Contractor	Founder Director Director Director
Alexandre Zyngier	Batuta Advisors	Private Investment Firm	Founder
	EVO Transportation & Energy Services, Inc.	Transportation & Logistics	Chairman
	Atari SA	Video Games	Director
	COFINA Corporation	Government Owned Corporation	Acting Chairman
	Nu Ride Inc.	Electric Vehicles	Director

(1)	Includes its funds, their respective portfolio companies and other affiliates.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, on the other hand. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he is entitled to substantial compensation and has substantial time commitments, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for founder shares prior to the closing of our IPO and purchased private placement warrants in a transaction that closed simultaneously with the closing of our IPO.

●	Our initial shareholders, which include our sponsor, and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Item 12. Security Ownership of Certain Beneficial Owners and management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary share; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,077,959 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 14,375,000 Class B ordinary shares outstanding as of December 31, 2023. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the shares of Class A ordinary shares underlying the Private Placement Warrants held by our Sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares		Class A ordinary shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class(2)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Directors and Executive Officers
Alex Rodriguez	-	-	-	-	-
Himanshu Gulati	-	-	-	-	-
Kelly Laferriere(3)	30,000	*	-	-	*
Chetan Bansal	-	-	-	-	-
Ryan Bright(4)	5,000	*	-	-	*
Ann Berry(5)	5,000	*	-	-	*
Barbara Byrne(6)	9,000	*	-	-	*
Desiree Gruber(7)	30,000	*	-	-	*
Lisa Harrington(8)	10,000	*	-	-	*
Reggie Hudlin(9)	30,000	*	-	-	*
Julian Nemirovsky(10)	5,000	*	-	-	*
Alexandre Zyngier(11)	10,000	*	-	-	*
All officers and directors as a group (nine individuals)	90,000	*	-	-	*
Five Percent Holders
Slam Sponsor, LLC (our sponsor)(12)(13)	14,211,000	98.88%	-	-	60.59%

(1)	Unless otherwise noted, the business address of each of our shareholders is 55 Hudson Yards, 47th Floor, Suite C, New York, New York 10001.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of the consummation of our initial business combination or earlier at the option of the holders thereof as described in the section entitled “Description of Securities.”

(3)	Includes 30,000 Class B ordinary shares beneficially owned directly by Ms. Laferriere.

(4)	Includes 5,000 Class B ordinary shares beneficially owned directly by Mr. Bright.

(5)	Includes 5,000 Class B ordinary shares beneficially owned directly by Ms. Berry. Ms. Berry tendered her resignation on April 25, 2023. Also on April 25, 2023, in connection with Ms. Berry’s resignation, the Sponsor exercised its option to repurchase 5,000 Class B ordinary shares previously sold by the Sponsor to Ms. Berry pursuant to the Securities Assignment Agreement dated March 11, 2022, among the Sponsor, the Company and Ms. Berry, which provided the Sponsor with an option to repurchase the Class B ordinary shares upon Ms. Berry’s resignation from the Company’s board of directors prior to vesting, at the original purchase price.

(6)	Includes 9,000 Class B ordinary shares beneficially owned directly by Ms. Byrne. Ms. Byrne tendered her resignation on February 2, 2023. Also on February 2, 2023, in connection with Ms. Byrne’s resignation, the Sponsor exercised its option to repurchase 21,000 Class B ordinary shares previously sold by the Sponsor to Ms. Byrne pursuant to the Securities Assignment Agreement dated January 31, 2021, among the Sponsor, the Company and Ms. Byrne, which provided the Sponsor with an option to repurchase the Class B ordinary shares upon Ms. Byrne’s resignation from the Company’s board of directors prior to vesting, at the original purchase price.

(7)	Includes 30,000 Class B ordinary shares beneficially owned directly by Ms. Gruber. Ms. Gruber tendered her resignation on November 9, 2023.

(8)	Includes 10,000 Class B ordinary shares beneficially owned directly by Ms. Harrington.

(9)	Includes 30,000 Class B ordinary shares beneficially owned directly by Mr. Hudlin.

(10)	Includes 5,000 Class B ordinary shares beneficially owned directly by Mr. Nemirovsky

(11)	Includes 10,000 Class B Ordinary Shares beneficially owned directly by Mr. Zyngier.

(12)	Interests shown consist solely of founder shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Slam Class A Ordinary Shares at the time of our initial business combination.

(13)	There are four managers of the Sponsor’s board of managers. Each manager has one vote, and the approval of a majority is required to approve an action of the Sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to the Sponsor. Based upon the foregoing analysis, no individual manager of the Sponsor exercises voting or dispositive control over any of the securities held by the Sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

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

On February 21, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $328,092,029.60. After the satisfaction of such redemptions, the balance in our trust account was approximately $258,427,084.32 and there were 25,335,163 Class A ordinary shares outstanding. Following such redemptions, our initial shareholders owned, on an as-converted basis, approximately 36.2% of our outstanding shares. On December 22, 2023 we held the Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination until December 25, 2024. In connection with that vote, the holders of 16,257,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $176,359,122. After the satisfaction of such redemptions, the balance in our trust account was approximately $98,558,243 and there were and 9,077, 959 Class A ordinary shares outstanding. Following such redemptions, the Slam Parties owned, on an as-converted basis, approximately 61.3% of our outstanding shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On December 31, 2020, our sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 the Founder Shares. In January 2021, the sponsor transferred an aggregate of 120,000 Founder Shares to the independent directors, 30,000 Founder Shares to an officer of the company and 30,000 Founder Shares to the Company’s special advisor. The Sponsor agreed to forfeit up to an aggregate of 1,875,000 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after our initial public offering. On February 25, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,875,000 Founder Shares were no longer subject to forfeiture.

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

Related Party Loans

On November 30, 2021, the Sponsor agreed to loan the Company $400,000 in Working Capital Loans. The 2021 Note does not bear interest and is repayable in full upon consummation of a business combination. If the Company does not complete a business combination, the 2021 Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a business combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the 2021 Note, in whole or in part, into private placement warrants at a price of $1.50 per private placement warrant. The 2021 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2021 Note and all other sums payable with regard to the 2021 Note becoming immediately due and payable.

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

On February 21, 2023 the company issued an unsecured promissory note in the amount of $10,447,000 to our sponsor. On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000, and on August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000. The notes do not bear interest and are repayable in full upon consummation of the Company’s initial business combination. As of April 1, 2024, December 31, 2023, and December 31, 2022 there were $11,119,000, $10,682,000, and $0 promissory note loan amounts outstanding. As of April 1, 2024, December 31, 2023, and December 31, 2022 there were $1,474,000 working capital loan amounts outstanding. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2023 and 2022, and of services rendered in connection with our IPO, totaled approximately $82,000 and $74,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the years ended December 31, 2023 and 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees for WithumSmith+Brown, PC for tax fees totaled $0 and approximately $4,000, for the years ended December 31, 2023 and 2022, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of February 4, 2024, by and among Slam Corp., Slam Sponsor, LLC, Lynk Global Holdings, Inc., Lynk Global Inc., Lynk Merger Sub 1, LLC and Lynk Merger Sub 2, LLC (1)†
3.1	Amended and Restated Memorandum and Articles of Association.(2)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association.(3)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(2)
4.2	Description of Securities.*
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(2)
10.2	Promissory Note, dated, April 5, 2022, issued by Slam Corp. to Slam Sponsor, LLC.(4)
10.3	Promissory Note, dated May 31, 2022, issued by Slam Corp. to Slam Sponsor, LLC.(5)
10.4	Promissory Note, dated, August 31, 2022, issued by Slam Corp. to Slam Sponsor, LLC.(6)
10.5	Promissory Note, dated December 28, 2022, issued by Slam Corp. to Slam Sponsor, LLC.(7)
10.6	Promissory Note, dated February 21, 2023, issued by and among Slam Corp. and Slam Sponsor, LLC.(3)
10.7	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company(2)
10.8	Registration and Shareholder Rights Agreement among Company and Slam Sponsor, LLC.(2)
10.9	Letter Agreement between the Company and Slam Sponsor, LLC.(2)
10.10	Administrative Services Agreement between the Registrant and Slam Sponsor, LLC.(2)
10.11	Backstop Agreement, dated as of February 4, 2024, by and between Slam Corp., Lynk Global Holdings, Inc., Lynk Global Inc. and Antara Capital Master Fund, LP.(8)
10.12	Company Support Agreement, dated as of February 4, 2024, by and between Slam Corp., Lynk Global Inc., and the other insiders party thereto.(9)
10.13	Sponsor Letter Agreement, dated as of February 4, 2024 by and among Slam Sponsor, LLC, Slam Corp., the independent directors party thereto, the other insiders party thereto, Lynk Merger Sub 1, LLC, Lynk Merger Sub 2, LLC, and Lynk Global, Inc.(10)

10.14	Backstop Agreement Side Letter, dated as of February 4, 2024, by and between Slam Corp., Lynk Global Holdings, Inc., Lynk Global Inc. and Antara Capital Master Fund, LP.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
97.1	Slam Corp. Clawback Policy.*
101.INS	iXBRL Instance Document*
101.SCH	iXBRL Taxonomy Extension Schema*
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase*
101.DEF	iXBRL Taxonomy Extension Definition Linkbase*
101.LAB	iXBRL Taxonomy Extension Label Linkbase*
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). Slam agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s and Lynk Global Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-277071) filed with the SEC on February 14, 2024.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2021.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 27, 2023.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on April 6, 2022.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on June 2, 2022.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2022.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 29, 2022.

(8)	Incorporated by reference to Exhibit 10.1 to the registrant’s and Lynk Global Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-277071) filed with the SEC on February 14, 2024.

(9)	Incorporated by reference to Exhibit 10.2 to the registrant’s and Lynk Global Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-277071) filed with the SEC on February 14, 2024.

(10)	Incorporated by reference to Exhibit 10.4 to the registrant’s and Lynk Global Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-277071) filed with the SEC on February 14, 2024.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 1st day of April, 2024.

SLAM CORP.

/s/ Alexander Rodriguez
Name:	Alexander Rodriguez
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alexander Rodriguez	Chief Executive Officer and Director	April 1, 2024
Alexander Rodriguez	(Principal Executive Officer)

/s/ Ryan Bright	Chief Financial Officer	April 1, 2024
Ryan Bright	(Principal Financial and Accounting Officer)

/s/ Himanshu Gulati	Chairman	April 1, 2024
Himanshu Gulati

/s/ Lisa Harrington	Director	April 1, 2024
Lisa Harrington

/s/ Reggie Hudlin	Director	April 1, 2024
Reggie Hudlin

/s/ Julian Nemirovsky	Director	April 1, 2024
Julian Nemirovsky

/s/ Alexandre Zyngier	Director	April 1, 2024
Alexandre Zyngier

SLAM CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Slam Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Slam Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 25, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 1, 2024

PCAOB ID Number 100

SLAM CORP.

BALANCE SHEETS

	December 31,
	2023	2022
Assets:
Current assets:
Cash	$75,550	$119,463
Prepaid expenses	263,622	305,545
Total current assets	339,172	425,008
Cash held in Trust Account	98,798,296	—
Investments held in Trust Account	—	583,460,070
Total Assets	$99,137,468	$583,885,078
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$339,846	$34,090
Accrued expenses	2,635,310	1,076,474
Total current liabilities	2,975,156	1,110,564
Promissory Notes—related party	10,682,000	—
Working capital loan—related party	1,474,000	1,474,000
Derivative warrant liabilities	4,884,580	2,313,750
Deferred underwriting commissions	20,125,000	20,125,000
Total liabilities	40,140,736	25,023,314
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,077,959 shares and 57,500,000 shares at redemption value of $10.87 and $10.15 per share as of December 31, 2023 and 2022, respectively	98,698,296	583,360,070
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of December 31, 2023 and 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of December 31, 2023 and 2022	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(39,703,002)	(24,499,744)
Total shareholders’ deficit	(39,701,564)	(24,498,306)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$99,137,468	$583,885,078

The accompanying notes are an integral part of these financial statements.

SLAM CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
General and administrative expenses	$4,432,428	$3,247,553
General and administrative expenses—related party	120,000	120,000
Total operating expenses	(4,552,428)	(3,367,553)
Other income (expense):
Change in fair value of derivative warrant liabilities	(2,570,830)	13,625,420
Income from cash and investments held in Trust Account	11,709,378	8,428,328
Net income	$4,586,120	$18,686,195
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	29,294,944	57,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.11	$0.26
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	14,375,000	14,375,000
Basic and diluted net income per share, Class B ordinary shares	$0.11	$0.26

The accompanying notes are an integral part of these financial statements.

SLAM CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	14,375,000	$1,438	$—	$(34,825,869)	$(34,824,431)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(8,360,070)	(8,360,070)
Net income	—	—	—	—	—	18,686,195	18,686,195
Balance - December 31, 2022	—	—	14,375,000	1,438	—	(24,499,744)	(24,498,306)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(19,789,378)	(19,789,378)
Net income	—	—	—	—	—	4,586,120	4,586,120
Balance - December 31, 2023	—	$—	14,375,000	$1,438	$—	$(39,703,002)	$(39,701,564)

The accompanying notes are an integral part of these financial statements.

SLAM CORP.

STATEMENTS OF CASH FLOWS

	For Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,586,120	$18,686,195
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	2,570,830	(13,625,420)
Income from cash and investments held in Trust Account	(11,709,378)	(8,428,328)
Changes in operating assets and liabilities:
Prepaid expenses	41,923	1,578,758
Accounts payable	305,756	13,475
Accrued expenses	1,558,836	349,431
Net cash used in operating activities	(2,645,913)	(1,425,889)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(8,080,000)	—
Cash withdrawn for redemptions	504,451,152	—
Net cash provided by investing activities	496,371,152	—
Cash Flows from Financing Activities:
Proceeds received from promissory note—related party	10,682,000	—
Redemption of Public Shares	(504,451,152)	—
Proceeds received from working capital loan – related party	—	1,074,000
Net cash (used in) provided by financing activities	(493,769,152)	1,074,000
Net change in cash	(43,913)	(351,889)
Cash—beginning of the year	119,463	471,352
Cash—end of the year	$75,550	$119,463

The accompanying notes are an integral part of these financial statements.

Slam Corp.

Notes to Financial Statements

December 31, 2023

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

As of December 31, 2023, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States “government securities” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On February 17, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of an initial Business Combination and liquidation. Interest on such deposit account is currently approximately 3.5 - 4.0% per annum, but such deposit account carries a variable rate, and the Company cannot provide any assurance that such rate will not decrease or increase significantly.

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

Slam Corp.

Notes to Financial Statements

December 31, 2023

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

On February 2, 2023, Barbara Byrne notified the Company of her decision to resign as a member of the Board of Directors, effective as of February 2, 2023. Ms. Byrne’s resignation was not the result of any dispute or disagreement with Slam or any matter relating to the Company’s operations, policies or practices. Also on February 2, 2023, the Company announced the appointment of Alex Zyngier as a new director of the Company. Mr. Zyngier has been appointed to serve on the audit committee of the Company, with such appointment effective upon his becoming a director of the Company.

On April 25, 2023, Ann Berry notified the company of her decision to resign as a member of the Board of Directors, effective as of April 25, 2023. Ms. Berry’s resignation was not the result of any dispute or disagreement with Slam or any matter relating to the Company’s operations, policies or practices. Also on April 25, 2023, the Company announced the appointment of Lisa Harrington as a new director of the Company. Ms. Harrington has been appointed to serve on the compensation committee and audit committee of the Company, with such appointment effective upon her becoming a director of the Company.

On September 30, 2023, Joseph Taeid notified the Company of his decision to resign as Chief Financial Officer of the Company, effective as of September 30, 2023. Mr. Taeid’s resignation was not the result of any dispute or disagreement with Slam or any matter relating to the Company’s operations, policies or practices. On October 4, 2023, the Company appointed Ryan Bright as the new Chief Financial Officer of the Company. The appointment was effective October 4, 2023.

If the Company is unable to complete a Business Combination by December 25, 2024 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Slam Corp.

Notes to Financial Statements

December 31, 2023

On February 21, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to (i) amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Articles Amendment”) to extend the date by which the Company has to consummate a Business Combination from February 25, 2023 to May 25, 2023 (such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g) (1)of the Securities Exchange Act of 1934, as amended, of less than $5,000,001 (the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on February 21, 2023, the Company filed the Articles Amendment with the Cayman Islands Registrar of Companies.

Accordingly, on February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the New Note will be repaid only from amounts remaining outside of the Trust Account, if any.

On May 26, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023 the Board approved an extension of the Termination Date from May 25, 2023 to June 25, 2023, from June 25, 2023 to July 25, 2023, from July 25, 2023 to August 25, 2023, from August 25, 2023 to September 25, 2023, from September 25, 2023 to October 25, 2023, from October 25, 2023 to November 25, 2023, and November 25, 2023 to December 25, 2023 and drew an additional $5,935,000 pursuant to the New Note. The extension on November 21, 2023 was the seventh of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association. As of December 31, 2023, there was $9,182,000 outstanding under the New Note.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 32,164,837 Class A ordinary shares, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $328,092,030.

In connection with the redemption of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less taxes payable and up to $100,000 of interest to pay dissolution expenses).

On November 9, 2023, Desiree Gruber notified the Company of her decision to resign as a member of the board of directors of the Company (the “Board”), effective as of November 9, 2023. Ms. Gruber’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Ms. Gruber was an independent member of the audit committee, compensation committee and the nominating committee of the Board.

Additionally, on November 20, 2023, in order for the Company to maintain a majority of independent directors as required by the rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”), Chetan Bansal voluntarily resigned as a director of the Company. Mr. Bansal’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices, and Mr. Bansal will continue in his role of Chief Development Officer of the Company. Mr. Bansal was not a member of any Board committee.

On December 4, 2023, the Company appointed Julian Nemirovsky as a new director of the Company. Mr. Nemirovsky has been appointed to serve on the audit committee and nominating committee of the Company, with such appointment effective upon his becoming a director of the Company.

On December 18, 2023, the Company and Lynk Global, Inc., a Delaware corporation (“Lynk”), issued a joint press release announcing a non-binding letter of intent (“LOI”) for a potential business combination. Under the terms of the LOI, the Company and Lynk would become a combined entity, with Lynk’s existing equity holders rolling 100% of their equity into the combined public company.

On December 22, 2023, the Company held an Extraordinary General Meeting of Shareholders (the “Shareholder Meeting”) to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to extend the date (the “Termination Date”) by which the Company has to consummate a business combination (the “Articles Extension”) from December 25, 2023 (the “Amended Termination Date”) to January 25, 2024 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by Slam Sponsor, LLC, and upon five days’ advance notice prior to the applicable Termination Date, until December 25, 2024, or a total of up to twelve months after the Amended Termination Date, unless the closing of a business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal at the Shareholder Meeting and on December 27, 2023, the Company filed the Second Amendment to the Amended and Restated Memorandum and Articles of Association (the “Articles Amendment”) with the Registrar of Companies of the Cayman Islands, effective December 22, 2023.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 16,257,204 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of $176,359,122. After the satisfaction of such redemptions and receipt of the initial deposit of $80,000 to the Trust Account to extend the Termination Date to January 25, 2024, the balance in the Trust Account will be $98,558,243. As of December 31, 2023, there are 9,077,959 Public Shares outstanding.

Slam Corp.

Notes to Financial Statements

December 31, 2023

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. In October 2023, Israel and Hamas began an armed conflict in the Gaza Strip and surrounding areas. The impact of these ongoing conflicts, and related sanctions, on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial position, results of its operations, and/or search for a target company is also not determinable as of the date of these financial statements.

Liquidity and Going Concern Considerations

As of December 31, 2023, the Company had $75,550 in its operating bank account and working capital deficit of approximately $2.6 million.

The Company’s liquidity needs through December 31, 2023 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2023 and 2022, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial Business Combination. As of December 31, 2023 and 2022, there were amounts of $9,182,000 and $0, respectively, outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. As of December 31, 2023 and 2022, there were amounts of $700,000 and $0, respectively, outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. As of December 31, 2023 and 2022, there were amounts of $800,000 and $0, respectively, outstanding under the August 2023 Note.

Slam Corp.

Notes to Financial Statements

December 31, 2023

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 25, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a Business Combination prior to the mandatory liquidation date.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Slam Corp.

Notes to Financial Statements

December 31, 2023

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.

Cash and Investments Held in the Trust Account

On February 17, 2023, the Company liquidated the U.S. government treasury obligations and money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination or liquidation. Prior to February 17, 2023, the Company’s portfolio of investments held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value or a combination thereof. When the Company’s investments were held in the Trust Account comprised of U.S. government securities, the investments were classified as trading securities. When the Company’s investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, except for the derivative warrant liabilities (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Black-Scholes option pricing model and is subsequently valued using the observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2023 and 2022, is based on observable listed prices for such warrants.

Slam Corp.

Notes to Financial Statements

December 31, 2023

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 9,077,959 and 57,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes.” FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 or 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Slam Corp.

Notes to Financial Statements

December 31, 2023

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$3,076,490	$1,509,630	$14,948,956	$3,737,239
Denominator:
Basic and diluted weighted average ordinary shares outstanding	29,294,944	14,375,000	57,500,000	14,375,000
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.26	$0.26

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

Notes to Financial Statements

December 31, 2023

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

The sale of Founders Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A Business Combination is not probable until it is completed. Share-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the Purchase Price initially received for the purchase of the Founders Shares. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

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

On February 21, 2023, the Company issued the New Note in the total principal amount of up to $10,447,000 to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023 into the Trust Account. The extension on November 21, 2023 was the seventh of nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the New Note will be repaid only from amounts remaining outside of the Trust Account, if any. The New Note was issued in connection with advances the payee has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The New Note bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses. In the event that the Company does not consummate a Business Combination, the New Note will be repaid only from amounts, if any, remaining outside of the Trust Account established in connection with the initial public offering of the Company’s securities. As of December 31, 2023, there was $9,182,000 outstanding under the New Note.

Slam Corp.

Notes to Financial Statements

December 31, 2023

On May 26, 2023, the Company issued the May 2023 Note in the principal amount of $700,000. The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the May 2023 Note shall not be repaid and all amounts owed under it will be forgiven. The May 2023 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable. As of December 31, 2023 and 2022, there were amounts of $700,000 and $0, respectively, outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. As of December 31, 2023 and 2022, there were amounts of $800,000 and $0, respectively, outstanding under the August 2023 Note.

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

On November 30, 2021, April 6, 2022, May 31, 2022, August 31, 2022, and December 28, 2022, the Sponsor agreed to loan the Company $400,000, $150,000, $120,000, $150,000 and $654,000, respectively, in Working Capital Loans. As of December 31, 2023 and 2022, the Company had borrowed $1,474,000 under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial, administrative and shared personnel support services provided to members of the Management, pursuant to an administrative support agreement. For the years ended December 31, 2023 and 2022, the Company incurred expenses of $120,000 under this agreement. As of December 31, 2023 and 2022, the Company had a $150,000 and $30,000 balance outstanding for services in connection with such agreement recorded under accounts payable on the accompanying balance sheets, respectively.

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

Due to Related Party

As of December 31, 2023, the Sponsor paid $12,500 on behalf of the Company to pay for operating costs and is recorded in accounts payable in the accompanying balance sheet.

Slam Corp.

Notes to Financial Statements

December 31, 2023

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

Consulting Agreements

Subsequent to the Initial Public Offering, the Sponsor entered into consulting agreements with three consultants to assist the Company in connection with the consummation of the initial Business Combination. In March 2022, the Company terminated the agreement with two of the consultants, and in September 2022, the Company terminated the agreement with the remaining consultant. For the years ended December 31, 2023 and 2022, the Company had recorded approximately $0 and $350,000 in expenses under these consulting agreements, respectively. As of December 31, 2023 and 2022, the Company had recorded payables of approximately $0 and $500 outstanding under these consulting agreements, respectively.

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 9,077,959 and 57,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross Proceeds	$575,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	8,360,070
Class A ordinary shares subject to possible redemption at December 31, 2022	$583,360,070
Redemption of Public Shares	(504,451,152)
Deposit in connection with Extension Amendment Proposal	8,080,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	11,709,378
Class A ordinary shares subject to possible redemption at December 31, 2023	$98,698,296

Note 7—Shareholders’ Deficit

Preference Shares-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 9,077,959 and 57,500,000 Class A ordinary shares issued and outstanding, respectively. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.

Slam Corp.

Notes to Financial Statements

December 31, 2023

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

Note 8—Derivative Warrant Liabilities

As of December 31, 2023 and 2022, the Company had 14,375,000 Public Warrants and 11,333,333 Private Warrants outstanding.

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

Notes to Financial Statements

December 31, 2023

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Slam Corp.

Notes to Financial Statements

December 31, 2023

Note 9—Fair Value Measurements

At December 31, 2023, assets held in the Trust Account were comprised of $98,798,296 in cash and $0 in U.S. Treasury securities or money market funds. Through December 31, 2023, the trustee withdrew $504,451,152 from the Trust Account in connection with redemptions. At December 31, 2022, assets held in the Trust Account were comprised of $583,460,070 in U.S. Treasury securities or money market funds.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities-Public warrants	$2,731,250	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$2,153,330	$—

December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market funds	$583,460,070	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$1,293,750	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$1,020,000	$—

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

Level 1 assets include investments in mutual funds invested in U.S. government securities, and Level 1 liabilities include derivative warrant liabilities-Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants as of December 31, 2023 and 2022, is based on observable listed prices for such warrants. The estimated fair value of the Private Placement Warrants is equivalent to Public Warrants due to Private Placement Warrants having substantially the same terms as the Public Warrants.

For the years ended December 31, 2023 and 2022, the Company recognized a loss and gain of approximately $2.6 million and $13.6 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.

Note 10—Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the financial statements.

On February 4, 2024, the Company (“SLAM”), Lynk Global, Inc., a Delaware corporation (“Lynk”), Sponsor, Lynk Global Holdings, Inc., a Delaware corporation (“Topco”), Lynk Merger Sub 1, LLC, a Delaware limited liability company and wholly owned subsidiary of Topco (“Merger Sub 1”), and Lynk Merger Sub 2, LLC, a Delaware limited liability and wholly owned subsidiary of Topco (“Merger Sub 2” and, together with the Company, and Lynk, collectively, the “Parties” and each a “Party”), entered into a business combination agreement (the “Business Combination Agreement”).

Slam Corp.

Notes to Financial Statements

December 31, 2023

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, Reginald Hudlin (“Hudlin”), Alexandre Zyngier (“Zyngier”), Lisa Harrington (“Harrington”) and Julian Nemirovsky (“Nemirovsky” together with Hudlin, Zyngier and Harrington, the “Independent Directors”) and Alex Rodriguez (“Rodriguez”), Chetan Bansal (“Bansal”), Himanshu Gulati (“Gulati”), Kelly Laferriere (“Laferriere”), Marc Lore (“Lore”), Desiree Gruber (“Gruber”), Ann Berry (“Berry”) and Ryan Bright (“Bright”, and together with Rodriguez, Bansal, Gulati, Laferriere, Lore, Gruber and Berry, the “Other Class B Shareholders” and together with Sponsor and the Independent Directors, the “SLAM Parties” and each, a “SLAM Party”), SLAM, Lynk, Topco, Merger Sub 1 and Merger Sub 2 entered into a Sponsor Letter Agreement (the “Sponsor Letter Agreement”), pursuant to which the SLAM Parties have agreed to take, or not take, certain actions during the period between the execution of the Sponsor Letter Agreement and the consummation of the Merger, including (i) to vote any ordinary shares of SLAM owned by such SLAM Party (all such shares, the “Covered Shares”) in favor of the Merger and other related proposals at SLAM’s shareholder meeting, and any other special meeting of SLAM’s shareholders called for the purpose of soliciting shareholder approval in connection with the consummation of the Merger, (ii) to vote any warrants of SLAM owned by such SLAM Party (all such warrants, the “Covered Warrants”) in favor of the Warrant Conversion and other related proposals at SLAM’s warrant holder meeting, and any other special meeting of SLAM’s warrant holders called for the purpose of soliciting warrant holder approval in connection with the consummation of the Warrant Conversion, (iii) to waive the anti-dilution rights or similar protections with respect to SLAM Class B Shares owned by such party as set forth in the governing documents of SLAM, or otherwise, and (iv) not to redeem any Covered Shares owned by such SLAM Party.

Registration Rights Agreement

At the closing of the Business Combination, Topco, the SLAM Parties, Antara Capital Master Fund LP, a Cayman Islands exempted limited partnership (“Antara”), A-Rod Slam LLC, a Delaware limited liability company (“A-Rod”), and the Other RRA Parties will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company will agree to undertake certain shelf registration obligations in accordance with the Securities Act, and certain subsequent related transactions and obligations, including, among other things, undertaking certain registration obligations, and the preparation and filing of required documents.

Lock-Up Agreements

Prior to the closing of the Business Combination, Topco will enter into a customary lock-up agreement (the “Lock-up Agreement”), with Antara, A-Rod, the SLAM Parties, the Lynk Holders party thereto (each, a “Lynk Holder”) and the Lynk Series B Preferred Holders party thereto (each “Lynk Series B Preferred Holder”), pursuant to which, among other things, certain Topco Shares, held by such shareholders will be locked-up and subject to certain transfer restrictions, subject to certain exceptions. Pursuant to the Lock-up Agreement, (i) the Sponsor, A-Rod, Antara and the SLAM Parties will agree to be subject to (a) only with respect to the Sponsor, A-Rod and Antara, a six-month lock-up on all of the Topco Shares issued in exchange for SLAM’s private placement warrants in connection with the consummation of the Business Combination, assuming the approval of the Warrant Conversion by SLAM’s public warrant holders, (b) a twelve-month lock-up on 50% of the Topco Shares issued to each of the Sponsor, Antara, A-Rod and the SLAM Parties in exchange for the SLAM Class B Shares, in connection with the consummation of the Business Combination and any Topco Shares issued to Antara pursuant to the Backstop Agreement Side Letter (as defined below) and (c) an eighteen-month lock-up on 50% of the Topco Shares issued to each of the Sponsor, Antara, A-Rod and the SLAM Parties in exchange for the SLAM Class B Shares in connection with the consummation of the Business Combination and any Topco Shares issued to Antara pursuant to the Backstop Agreement Side Letter; (ii) each Lynk Holder will agree to be subject to (a) a six-month lock-up on 30% of the Topco Shares they hold following the consummation of the Business Combination and (b) a twelve-month lock-up on 70% of the Topco Shares they hold following the consummation of the Business Combination; and (iii) each Lynk Series B Preferred Holder will agree to be subject to (a) a six-month lock-up on 50% of the Topco Shares they hold following the consummation of the Business Combination and (b) a twelve-month lock-up on 50% of the Topco Shares they hold following the consummation of the Business Combination.

Backstop Agreement

Concurrently with the parties entering into the Business Combination Agreement, SLAM and Topco entered into a Backstop Agreement (the “Backstop Agreement”) with Antara (in such capacity, the “Investor”) pursuant to which, in the event that the Minimum Cash Condition is not met, the Investor has agreed, subject to the other terms and conditions included therein, concurrently with the Closing, to offset any redemptions made by holders of SLAM’s Class A ordinary shares, par value $0.0001 per share in connection with the Business Combination pursuant to SLAM’s amended and restated memorandum and articles of association through an investment of up to 2,500,000 Topco Shares, for an aggregate amount of up to $25,000,000 at a purchase price of $10.00 per share. In connection with the execution of the Backstop Agreement, the Investor entered into a side letter with Topco, Lynk and the Sponsor (the “Backstop Agreement Side Letter”), pursuant to which the Sponsor agreed to forfeit 5,000,000 SLAM Class B Ordinary Shares, one Business Day before the Domestication, and Topco agreed to issue 5,000,000 Topco Shares to the Investor, at the Closing, contingent upon the completion of each element of the Transaction, subject to the conditions set forth in the Backstop Agreement and the Backstop Agreement Side Letter.

On February 26, 2024, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on March 6, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. the Company has timely requested a hearing before the Panel to request sufficient time to complete the Company’s previously disclosed proposed business combination (the “Business Combination”) with Lynk Global, Inc., a Delaware corporation (“Lynk”). The hearing request will result in a stay of any suspension or delisting action pending the outcome of the hearing. There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2, and maintain compliance with other Nasdaq listing requirements.

On March 20, 2024, the board of directors of the Company, approved a draw of an aggregate of $80,000 (the “Extension Funds”) pursuant to the New Note which Extension Funds the Company deposited into the Company’s trust account for its public shareholders on March 21, 2024. This deposit enables the Company to extend the date by which it must complete its initial business combination from March 25, 2024 to April 25, 2024 (the “Extension”). The Extension is the third of eleven one-month extensions permitted under the Company’s amended and restated certificate of incorporation and provides the Company with additional time to complete its initial business combination.