Form 10-Q
period 2024-03-31
Slam Corp.
filed 2024-05-16
CIK 1838162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, 9,077,959 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”) and 14,375,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

SLAM CORP.

Form 10-Q

For the Quarter Ended March 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SLAM CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets:
Current assets:
Cash	$93,024	$75,550
Prepaid expenses	—	263,622
Total current assets	93,024	339,172
Cash held in Trust Account	99,971,523	98,798,296
Total Assets	$100,064,547	$99,137,468
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$470,672	$339,846
Accrued expenses	3,869,285	2,635,310
Backstop agreement liability	328,985	—
Total current liabilities	4,668,942	2,975,156
Promissory Notes—related party	11,119,000	10,682,000
Working Capital Loans—related party	1,474,000	1,474,000
Derivative warrant liabilities	4,627,500	4,884,580
Deferred underwriting commissions	20,125,000	20,125,000
Total liabilities	42,014,442	40,140,736
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,077,959 shares at redemption value of $11.00 and $10.87 per share as of March 31, 2024 and December 31, 2023, respectively	99,871,523	98,698,296
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(41,822,856)	(39,703,002)
Total shareholders’ deficit	(41,821,418)	(39,701,564)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$100,064,547	$99,137,468

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
General and administrative expenses	$1,777,949	$1,324,986
General and administrative expenses—related party	30,000	30,000
Total operating expenses	(1,807,949)	(1,354,986)

Other income (expense):
Change in fair value of derivative warrant liabilities	257,080	(3,599,170)
Change in fair value of backstop agreement	(45,246)	—
Issuance of backstop agreement	(283,739)	—
Income from investments held in Trust Account	933,227	4,241,206
Net loss	$(946,627)	$(712,950)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	9,077,959	43,561,904
Basic and diluted net loss per share, Class A ordinary shares	$(0.04)	$(0.01)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	14,375,000	14,375,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	—	$—	14,375,000	$1,438	$—	$(39,703,002)	$(39,701,564)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,173,227)	(1,173,227)
Net loss	—	—	—	—	—	(946,627)	(946,627)
Balance – March 31, 2024 (unaudited)	—	$—	14,375,000	$1,438	$—	$(41,822,856)	$(41,821,418)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	—	$—	14,375,000	$1,438	$—	$(24,499,744)	$(24,498,306)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,641,206)	(6,641,206)
Net loss	—	—	—	—	—	(712,950)	(712,950)
Balance—March 31, 2023 (unaudited)	—	$—	14,375,000	$1,438	$—	$(31,853,900)	$(31,852,462)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(946,627)	$(712,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(257,080)	3,599,170
Change in fair value of Backstop agreement	45,246	—
Issuance of Backstop agreement	283,739	—
Income from investments held in Trust Account	(933,227)	(4,241,206)
Changes in operating assets and liabilities:
Prepaid expenses	263,622	(492,258)
Accounts payable	130,826	591,449
Accrued expenses	1,233,975	297,334
Net cash used in operating activities	(179,526)	(958,461)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(240,000)	(2,400,000)
Cash withdrawn for redemptions	—	328,092,030
Net cash (used in) provided by investing activities	(240,000)	325,692,030

Cash Flows from Financing Activities:
Proceeds received from promissory note - related party	437,000	3,247,000
Redemption of Public Shares	—	(328,092,030)
Net cash provided by (used in) financing activities	437,000	(324,845,030)

Net change in cash	17,474	(111,461)
Cash—beginning of the period	75,550	119,463
Cash—end of the period	$93,024	$8,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Slam Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 18, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”).

As of March 31, 2024, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States “government securities” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below. On February 17, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of an initial business combination and liquidation. Interest on such deposit account is currently approximately 3.5 - 4.0% per annum, but such deposit account carries a variable rate, and the Company cannot provide any assurance that such rate will not decrease or increase significantly.

The Company’s management team (“Management”) has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. The Company’s initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial business combination. However, the Company will only complete an initial business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial business combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an initial business combination if a majority of the shares voted are voted in favor of the initial business combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing an initial business combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with an initial business combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of an initial business combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an initial business combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sponsor.

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

The Company’s Sponsor, officers, directors and special advisor agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with an initial business combination or to redeem 100% of its Public Shares if the Company does not complete an initial business combination within the Combination Period (as defined below) or (B) with respect to any other provisions relating to shareholders’ rights, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

On February 2, 2023, Barbara Byrne notified the Company of her decision to resign as a member of the board of directors of the Company (the “Board”), effective as of February 2, 2023. Ms. Byrne’s resignation was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Also on February 2, 2023, the Company announced the appointment of Alex Zyngier as a new director of the Company. Mr. Zyngier has been appointed to serve on the audit committee of the Company, with such appointment effective upon his becoming a director of the Company.

On April 25, 2023, Ann Berry notified the Company of her decision to resign as a member of the Board, effective as of April 25, 2023. Ms. Berry’s resignation was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Also on April 25, 2023, the Company announced the appointment of Lisa Harrington as a new director of the Company. Ms. Harrington has been appointed to serve on the compensation committee and audit committee of the Company, with such appointment effective upon her becoming a director of the Company.

On September 30, 2023, Joseph Taeid notified the Company of his decision to resign as Chief Financial Officer of the Company, effective as of September 30, 2023. Mr. Taeid’s resignation was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices. On October 4, 2023, the Company appointed Ryan Bright as the new Chief Financial Officer of the Company. The appointment was effective October 4, 2023.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete an initial business combination by December 25, 2024 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

On February 21, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to (i) amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Articles Amendment”) to extend the date by which the Company has to consummate an initial business combination from February 25, 2023 to May 25, 2023 (such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g) (1) the Exchange Act of less than $5,000,001 (the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on February 21, 2023, the Company filed the Articles Amendment with the Cayman Islands Registrar of Companies.

Accordingly, on February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the New Note will be repaid only from amounts remaining outside of the Trust Account, if any.

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

On November 9, 2023, Desiree Gruber notified the Company of her decision to resign as a member of the Board, effective as of November 9, 2023. Ms. Gruber’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Ms. Gruber was an independent member of the audit committee, compensation committee and the nominating committee of the Board.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On December 22, 2023, the Company held an Extraordinary General Meeting of Shareholders (the “Shareholder Meeting”) to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to extend the date (the “Termination Date”) by which the Company has to consummate an initial business combination (the “Articles Extension”) from December 25, 2023 (the “Amended Termination Date”) to January 25, 2024 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate an initial business combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s Board if requested by Slam Sponsor, LLC, and upon five days’ advance notice prior to the applicable Termination Date, until December 25, 2024, or a total of up to twelve months after the Amended Termination Date, unless the closing of an initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal at the Shareholder Meeting and on December 27, 2023, the Company filed the Second Amendment to the Amended and Restated Memorandum and Articles of Association (the “Articles Amendment”) with the Registrar of Companies of the Cayman Islands, effective December 22, 2023.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 16,257,204 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of $176,359,122. After the satisfaction of such redemptions and receipt of the initial deposit of $80,000 to the Trust Account to extend the Termination Date to January 25, 2024, the balance in the Trust Account will be $98,558,243. As of March 31, 2024, there are 9,077,959 Public Shares outstanding.

On January 22, 2024, February 21, 2024 and March 20, 2024, respectively, the Board approved a draw of an aggregate of $240,000 (the “Extension Funds”) pursuant to the New Note which Extension Funds the Company deposited into the Company’s trust account for its public shareholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from January 25, 2024 to February 25, 2024, from February 25, 2024, and from March 25, 2024 to April 25, 2024, respectively (the “Extensions”). The Extensions are the first three of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provide the Company with additional time to complete its initial business combination. As of March 31, 2024, there was $9,619,000 outstanding under the New Note.

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete an initial business combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an initial business combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete an initial business combination within the Combination Period, and in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern Considerations

As of March 31, 2024, the Company had $93,024 in its operating bank account and working capital deficit of approximately $4.6 million.

The Company’s liquidity needs through March 31, 2024 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2024 and December 31, 2023, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. As of March 31, 2024 and December 31, 2023, there were amounts of $9,619,000 and $9,182,000, respectively, outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of March 31, 2024 and December 31, 2023, there were amounts of $700,000 and $700,000, respectively, outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of March 31, 2024 and December 31, 2023, there were amounts of $800,000 and $800,000, respectively, outstanding under the August 2023 Note.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 25, 2024. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete an initial business combination prior to the mandatory liquidation date.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of Management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Black-Scholes option pricing model and is subsequently valued using the observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of March 31, 2024 and December 31, 2023, is based on observable listed prices for such warrants.

Backstop Agreement

The Company evaluated the backstop agreement under ASC 815 in which it was concluded that the settlement terms listed within the Backstop Agreement are not considered an input into a fixed-for-fixed contract as required under step 2 of ASC 815-40-15 because they are neither specifically mentioned in ASC 815-40-15 nor is it an input into a fixed-for-fixed contract. As a result, the Backstop Agreement is required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Accordingly, the Company recognized the Backstop Agreement as a liability at its fair value and adjust the instrument to its fair value at each reporting period. The liability will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Backstop Agreement assumes Antara will fund the maximum number of shares and considers the probability of the backstop commitment consisting only of an amount equal to the difference between (x) the Minimum Cash Condition and (y) the sum of the Private Placement Net Financing Amount (as defined in the Backstop Agreement) and the Trust Amount (as defined in the Backstop Agreement), in no event will the backstop commitment exceed $25,000,000, and Antara will not be obligated to make the backstop commitment if the Minimum Cash Condition is satisfied (see Note 5).

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 9,077,959 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes.” FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial business combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the net loss by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss, basic and diluted	$(366,412)	$(580,215)	$(536,057)	$(176,893)
Denominator:
Basic and diluted weighted average ordinary shares Outstanding	9,077,959	14,375,000	43,561,904	14,375,000
Basic and diluted net loss per ordinary share	$(0.04)	$(0.04)	$(0.01)	$(0.01)

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of this pronouncement did not have a material impact on the condensed financial statements.

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

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial business combination or earlier if, subsequent to the initial business combination, the closing price of Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share subdivisions, capitalization of shares, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, and (B) the date following the completion of the initial business combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

On February 2, 2023, the Sponsor repurchased 21,000 Founder Shares, at a price of $0.002, which were previously sold to Barbara Byrne pursuant to Section 1 of that certain Securities Assignment Agreement dated January 31, 2021, among the Sponsor and Barbara Byrne, which provided the Sponsor with an option to repurchase Founder Shares upon Barbara Byrne’s resignation from the Board prior to vesting, at the original purchase price (approximately $0.002 per share) paid by Barbara Byrne. The Sponsor subsequently sold 10,000 Founder Shares, at a price of $1.00 per share, to Alex Zyngier in connection with Mr. Zyngier’s appointment to the Board or $10,000.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On April 25, 2023, the Sponsor repurchased 5,000 Founder Shares, at a price of $1.00, which were previously sold to Ann Berry pursuant to Section 1 of that certain Securities Assignment Agreement dated March 11, 2022, among the Sponsor and Ann Berry, which provided the Sponsor with an option to repurchase Founder Shares upon Ann Berry’s resignation from the Board prior to vesting, at the original purchase price (approximately $1.00 per share) paid by Ann Berry. The Sponsor subsequently sold 10,000 Founder Shares, at a price of $1.00 per share, to Lisa Harrington in connection with Mrs. Harrington’s appointment to the Board, or $10,000.

The sale of Founder Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were effectively transferred subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. An initial business combination is not probable until it is completed. Share-based compensation would be recognized at the date an initial business combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the price initially received for the purchase of the Founder Shares. As of March 31, 2024, the Company determined that an initial business combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 11,333,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $17.0 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an initial business combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 8 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

On February 21, 2023, the Company issued the New Note in the total principal amount of up to $10,447,000 to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023 into the Trust Account. The extension on November 21, 2023 was the seventh of nine one-month extensions permitted under the Company’s Amended and Restated Memorandum and Articles of Association. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the New Note will be repaid only from amounts remaining outside of the Trust Account, if any. The New Note was issued in connection with advances the payee has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The New Note bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses. In the event that the Company does not consummate an initial business combination, the New Note will be repaid only from amounts, if any, remaining outside of the Trust Account established in connection with the initial public offering of the Company’s securities. As of March 31, 2024, there was $9,619,000 outstanding under the New Note.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 26, 2023, the Company issued the May 2023 Note in the principal amount of $700,000. The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete an initial business combination, the May 2023 Note shall not be repaid and all amounts owed under it will be forgiven. The May 2023 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable. As of March 31, 2024 and December 31, 2023, there were amounts of $700,000 and $700,000, respectively, outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of December 31, 2023 and 2022, there were amounts of $800,000 and $800,000, respectively, outstanding under the August 2023 Note.

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On November 30, 2021, April 6, 2022, May 31, 2022, August 31, 2022, and December 28, 2022, the Sponsor agreed to loan the Company $400,000, $150,000, $120,000, $150,000 and $654,000, respectively, in Working Capital Loans. As of March 31, 2024 and December 31, 2023, the Company had borrowed $1,474,000 under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of an initial business combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial, administrative and shared personnel support services provided to members of Management, pursuant to an administrative support agreement. For the three months ended March 31, 2024 and 2023, the Company incurred expenses of $30,000 under this agreement. As of March 31, 2024 and December 31, 2023, the Company had a $180,000 and $150,000 balance outstanding for services in connection with such agreement recorded under accounts payable on the accompanying condensed balance sheets, respectively.

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

Due to Related Party

As of March 31, 2024 and December 31, 2023, the Sponsor paid $12,500 on behalf of the Company to pay for operating costs and is recorded in accounts payable in the accompanying condensed balance sheets.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $11.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $20.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

On February 4, 2024, the Company (“Slam”), Lynk Global, Inc., a Delaware corporation (“Lynk”), the Sponsor, Lynk Global Holdings, Inc., a Delaware corporation (“Topco”), Lynk Merger Sub 1, LLC, a Delaware limited liability company and wholly owned subsidiary of Topco (“Merger Sub 1”), and Lynk Merger Sub 2, LLC, a Delaware limited liability and wholly owned subsidiary of Topco (“Merger Sub 2” and, together with the Company, and Lynk, collectively, the “Parties” and each a “Party”), entered into a business combination agreement (the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”).

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Registration Rights Agreement

At the closing of the Business Combination, Topco, the Slam Parties, Antara Capital Master Fund LP, a Cayman Islands exempted limited partnership (“Antara”), A-Rod Slam LLC, a Delaware limited liability company (“A-Rod”), and the other parties thereto will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company will agree to undertake certain shelf registration obligations in accordance with the Securities Act, and certain subsequent related transactions and obligations, including, among other things, undertaking certain registration obligations and the preparation and filing of required documents.

Lock-Up Agreements

Prior to the closing of the Business Combination, Topco will enter into a customary lock-up agreement (the “Lock-up Agreement”), with Antara, A-Rod, the Slam Parties, the Lynk Holders party thereto (each, a “Lynk Holder”) and the Lynk Series B Preferred Holders party thereto (each “Lynk Series B Preferred Holder”), pursuant to which, among other things, certain Topco Shares, held by such shareholders will be locked-up and subject to certain transfer restrictions, subject to certain exceptions. Pursuant to the Lock-up Agreement, (i) the Sponsor, A-Rod, Antara and the Slam Parties will agree to be subject to (a) only with respect to the Sponsor, A-Rod and Antara, a six-month lock-up on all of the Topco Shares issued in exchange for Slam’s Private Placement Warrants in connection with the consummation of the Business Combination, assuming the approval of the conversion of the warrants into Class A ordinary shares in connection with the Business Combination (the “Warrant Conversion”) by Slam’s Public Warrant holders, (b) a twelve-month lock-up on 50% of the Topco Shares issued to each of the Sponsor, Antara, A-Rod and the Slam Parties in exchange for the Slam Class B Shares, in connection with the consummation of the Business Combination and any Topco Shares issued to Antara pursuant to the Backstop Agreement Side Letter (as defined below) and (c) an eighteen-month lock-up on 50% of the Topco Shares issued to each of the Sponsor, Antara, A-Rod and the Slam Parties in exchange for the Slam Class B Shares in connection with the consummation of the Business Combination and any Topco Shares issued to Antara pursuant to the Backstop Agreement Side Letter; (ii) each Lynk Holder will agree to be subject to (a) a six-month lock-up on 30% of the Topco Shares they hold following the consummation of the Business Combination and (b) a twelve-month lock-up on 70% of the Topco Shares they hold following the consummation of the Business Combination; and (iii) each Lynk Series B Preferred Holder will agree to be subject to (a) a six-month lock-up on 50% of the Topco Shares they hold following the consummation of the Business Combination and (b) a twelve-month lock-up on 50% of the Topco Shares they hold following the consummation of the Business Combination.

Backstop Agreement

Concurrently with the parties entering into the Business Combination Agreement, Slam and Topco entered into a Backstop Agreement (the “Backstop Agreement”) with Antara (in such capacity, the “Investor”) pursuant to which, in the event that the Minimum Cash Condition (as defined in the Backstop Agreement) is not met, the Investor has agreed, subject to the other terms and conditions included therein, concurrently with the closing of the Business Combination (the “Closing”), to offset any redemptions made by holders of Slam’s Class A ordinary shares, par value $0.0001 per share in connection with the Business Combination pursuant to Slam’s Amended and Restated Memorandum and Articles of Association through an investment of up to 2,500,000 Topco Shares, for an aggregate amount of up to $25,000,000 at a purchase price of $10.00 per share. In connection with the execution of the Backstop Agreement, the Investor entered into a side letter with Topco, Lynk and the Sponsor (the “Backstop Agreement Side Letter”), pursuant to which the Sponsor agreed to forfeit 5,000,000 Slam Class B ordinary shares, one business day before the Domestication (as defined in the Business Combination Agreement), and Topco agreed to issue 5,000,000 Topco Shares to the Investor, at the Closing, contingent upon the completion of each element of the Transaction, subject to the conditions set forth in the Backstop Agreement and the Backstop Agreement Side Letter.

Nasdaq Notice

On February 26, 2024, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requested a hearing (the “Hearing”) before the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on March 6, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement (“IPO Registration Statement”). The Company timely requested the Hearing before the Panel to request sufficient time to complete the Company’s previously disclosed proposed Business Combination with Lynk. The hearing request will result in a stay of any suspension or delisting action pending the outcome of the Hearing.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Hearing occurred on April 25, 2024. As of the date of this filing, the Panel has not yet issued a determination.

There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2, and/or maintain compliance with other Nasdaq listing requirements.

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 9,077,959 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at December 31, 2023	$98,698,296
Deposit in connection with Extension Amendment Proposal	240,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	933,227
Class A ordinary shares subject to possible redemption at March 31, 2024	$99,871,523

Note 7—Shareholders’ Deficit

Preference Shares-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 9,077,959 Class A ordinary shares issued and outstanding, respectively. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Holders of Class B ordinary shares of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial business combination

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the consummation of the initial business combination on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial business combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 8—Derivative Warrant Liabilities

As of March 31, 2024 and December 31, 2023, the Company had 14,375,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial business combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial business combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial business combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “- Redemption of warrants when the price per class A ordinary share equals or exceeds $18.00” and “- Redemption of warrants when the price per class A ordinary share equals or exceeds $10.00” as described below).

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions, (ii) except as described below, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees and (iii) the Sponsor or its permitted transferees will have the option to exercise the Private Placement Warrants on a cashless basis and have certain registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

If the Company is unable to complete an initial business combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

At March 31, 2024, assets held in the Trust Account were comprised of $99,971,523 in cash and $0 in U.S. Treasury securities or money market funds. Through March 31, 2024, the trustee did not withdraw any amount from the Trust Account in connection with redemptions. At December 31, 2023, assets held in the Trust Account were comprised of $98,798,296 in cash and $0 in U.S. Treasury securities or money market funds. Through December 31, 2023, the trustee withdrew $504,451,152 from the Trust Account in connection with redemptions.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities-Public warrants	$2,587,500	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$2,040,000	$—
Backstop agreement liability	$—	$—	$328,985

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities-Public warrants	$2,731,250	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$2,153,330	$—

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

For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants as of March 31, 2024 and December 31, 2023, is based on observable listed prices for such warrants. The estimated fair value of the Private Placement Warrants is equivalent to Public Warrants due to Private Placement Warrants having substantially the same terms as the Public Warrants.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023, the Company recognized a gain and loss of approximately $257,000 and $3.6 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations. For the three months ended March 31, 2024 and 2023, the Company recognized a loss of approximately $45,000 and $0, respectively, presented as change in fair value of backstop agreement liability in the accompanying unaudited condensed statements of operations.

Note 10—Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On February 26, 2024, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requested the Hearing before the Panel, trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on March 6, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO Registration Statement. The Company timely requested the Hearing before the Panel to request sufficient time to complete the Company’s previously disclosed proposed Business Combination with Lynk. The hearing request will result in a stay of any suspension or delisting action pending the outcome of the Hearing.

The Hearing occurred on April 25, 2024. As of the date of this filing, the Panel has not yet issued a determination.

There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2, and/or maintain compliance with other Nasdaq listing requirements.

On April 22, 2024, the Board approved a draw of $80,000 pursuant to the New Note which funds the Company deposited into the Company’s trust account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from April 25, 2024 to May 25, 2024 (the “April Extension”). The April Extension is the fourth of eleven one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination.

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

Overview

We are a blank check company incorporated on December 18, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering (the “IPO”) and the placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to any forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

The issuance of additional shares in an initial business combination:

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

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2024, we had approximately $93,000 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended March 31, 2024, we had net loss of approximately $947,000, which consisted of approximately $1.8 million in general and administrative expenses and approximately $284,000 in issuance of Backstop Agreement and approximately $45,000 in non-operating loss resulting from the change in fair value of backstop agreement liability, offset by approximately $933,000 of income from investments and approximately $257,000 in non-operating gain resulting from the change in fair value of derivative warrant liabilities.

For the three months ended March 31, 2023, we had net loss of approximately $713,000, which consisted of and approximately $1.4 million in general and administrative expenses and $3.6 million non-operating loss resulting from the change in fair value of derivative warrant liabilities, offset by approximately $4.2 million of income from investments and cash held in Trust Account.

Liquidity and Going Concern Considerations

As of March 31, 2024, we had approximately $93,000 in our operating bank account and a working capital deficit of approximately $4.6 million.

The Company’s liquidity needs through March 31, 2024 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2024 and December 31, 2023, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. As of March 31, 2024 and December 31, 2023, there were amounts of $9,619,000 and $9,182,000, respectively, outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of March 31, 2024 and December 31, 2023, there were amounts of $700,000 and $700,000, respectively, outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of March 31, 2024 and December 31, 2023, there were amounts of $800,000 and $800,000, respectively, outstanding under the August 2023 Note.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through December 25, 2024, our scheduled liquidation date if we do not complete the initial business combination prior to such date. We intend to complete an initial business combination by December 25, 2024, but cannot guarantee such event. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 25, 2024.

Off-balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of March 31, 2024, we have identified the Backstop Agreement as a critical accounting estimate. As of December 31, 2023, we did not have any critical accounting estimates to be disclosed.

Backstop Agreement

The Company evaluated the backstop agreement under ASC 815 in which it was concluded that the settlement terms listed within the Backstop Agreement are not considered an input into a fixed-for-fixed contract as required under step 2 of ASC 815-40-15 because they are neither specifically mentioned in ASC 815-40-15 nor is it an input into a fixed-for-fixed contract. As a result, the Backstop Agreement is required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Accordingly, the Company recognized the Backstop Agreement as a liability at its fair value and adjust the instrument to its fair value at each reporting period. The liability will be subject to re-measurement at each balance sheet date until exercised.

The fair value of the Backstop Agreement assumes Antara will fund the maximum number of shares and considers the probability of the backstop commitment consisting only of an amount equal to the difference between (x) the Minimum Cash Condition and (y) the sum of the Private Placement Net Financing Amount (as defined in the Backstop Agreement) and the Trust Amount (as defined in the Backstop Agreement), in no event will the backstop commitment exceed $25,000,000, and Antara will not be obligated to make the backstop commitment if the Minimum Cash Condition is satisfied.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: May 16, 2024	SLAM CORP.

	By:	/s/ Alex Rodriguez
	Name:	Alex Rodriguez
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Bright
	Name:	Ryan Bright
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)