Form 10-Q
period 2024-06-30
Slam Corp.
filed 2024-08-14
CIK 1838162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, 9,077,959 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”) and 14,375,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

SLAM CORP.

Form 10-Q

For the Quarter Ended June 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SLAM CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets:
Current assets:
Cash	$14,825	$75,550
Prepaid expenses	40,500	263,622
Total current assets	55,325	339,172
Cash held in Trust Account	101,155,731	98,798,296
Total Assets	$101,211,056	$99,137,468
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$447,859	$339,846
Accrued expenses	4,109,245	2,635,310
Total current liabilities	4,557,104	2,975,156
Promissory Notes—related party	11,859,000	10,682,000
Backstop agreement liability	315,741	—
Working Capital Loans—related party	1,474,000	1,474,000
Derivative warrant liabilities	6,396,230	4,884,580
Deferred underwriting commissions	20,125,000	20,125,000
Total liabilities	44,727,075	40,140,736
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,077,959 shares at redemption value of approximately $11.13 and $10.87 per share as of June 30, 2024 and December 31, 2023, respectively	101,055,731	98,698,296
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued or outstanding as of June 30, 2024 and December 31, 2023	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(44,573,188)	(39,703,002)
Total shareholders’ deficit	(44,571,750)	(39,701,564)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$101,211,056	$99,137,468

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

General and administrative expenses	$724,846	$663,088	$2,502,795	$1,988,074
General and administrative expenses—related party	30,000	30,000	60,000	60,000
Total operating expenses	(754,846)	(693,088)	(2,562,795)	(2,048,074)

Other income (loss):
Change in fair value of derivative warrant liabilities	(1,768,730)	1,282,852	(1,511,650)	(2,316,318)
Change in fair value of backstop agreement	13,244	—	(32,002)	—
Issuance of backstop agreement	—	—	(283,739)	—
Income from cash held in Trust Account	944,208	2,046,852	1,877,435	6,288,058
Net (loss) income	$(1,566,124)	$2,636,616	$(2,512,751)	$1,923,666

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	9,077,959	25,335,163	9,077,959	34,398,183
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.07)	$0.07	$(0.11)	$0.04

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	14,375,000	14,375,000	14,375,000	14,375,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.07)	0.07	(0.11)	0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2023	—	$—	14,375,000	$1,438	$—	$(39,703,002)	$(39,701,564)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,173,227)	(1,173,227)
Net loss	—	—	—	—	—	(946,627)	(946,627)
Balance—March 31, 2024 (unaudited)	—	$—	14,375,000	$1,438	$—	$(41,822,856)	$(41,821,418)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,184,208)	(1,184,208)
Net loss	—	—	—	—	—	(1,566,124)	(1,566,124)
Balance—June 30, 2024 (unaudited)	—	$—	14,375,000	$1,438	$—	$(44,573,188)	$(44,571,750)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	—	$—	14,375,000	$1,438	$—	$(24,499,744)	$(24,498,306)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,641,206)	(6,641,206)
Net loss	—	—	—	—	—	(712,950)	(712,950)
Balance—March 31, 2023 (unaudited)	—	$—	14,375,000	$1,438	$—	$(31,853,900)	$(31,852,462)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,646,852)	(3,646,852)
Net income	—	—	—	—	—	2,636,616	2,636,616
Balance—June 30, 2023 (unaudited)	—	$—	14,375,000	$1,438	$—	$(32,864,136)	$(32,862,698)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(2,512,751)	$1,923,666
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,511,650	2,316,318
Change in fair value of Backstop agreement	32,002	—
Issuance of Backstop agreement	283,739	—
Income from cash held in Trust Account	(1,877,435)	(6,288,058)
Changes in operating assets and liabilities:
Prepaid expenses	223,122	(69,049)
Accounts payable	108,013	241,650
Accrued expenses	1,473,935	401,928
Net cash used in operating activities	(757,725)	(1,473,545)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(480,000)	(4,000,000)
Cash withdrawn for redemptions	—	328,092,030
Net cash (used in) provided by investing activities	(480,000)	324,092,030

Cash Flows from Financing Activities:
Proceeds received from promissory note - related party	1,177,000	5,547,000
Redemption of Public Shares	—	(328,092,030)
Net cash provided by (used in) financing activities	1,177,000	(322,545,030)

Net change in cash	(60,725)	73,455
Cash—beginning of the period	75,550	119,463
Cash—end of the period	$14,825	$192,918

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

As of June 30, 2024, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On April 25, 2023, Ann Berry notified the Company of her decision to resign as a member of the Board, effective as of April 25, 2023. Ms. Berry’s resignation was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Also on April 25, 2023, the Company announced the appointment of Lisa Harrington as a new director of the Company. Ms. Harrington has been appointed to serve on the compensation committee and audit committee of the Company, with such appointments effective upon her becoming a director of the Company.

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

On February 21, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to (i) amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Articles Amendment”) to extend the date by which the Company has to consummate an initial business combination from February 25, 2023 to May 25, 2023 (such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) the Exchange Act of less than $5,000,001 (the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on February 21, 2023, the Company filed the Articles Amendment with the Cayman Islands Registrar of Companies.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On December 22, 2023, the Company held an Extraordinary General Meeting of Shareholders (the “Shareholder Meeting”) to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date (the “Termination Date”) by which the Company has to consummate an initial business combination (the “Articles Extension”) from December 25, 2023 (the “Amended Termination Date”) to January 25, 2024 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate an initial business combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s Board if requested by Slam Sponsor, LLC, and upon five days’ advance notice prior to the applicable Termination Date, until December 25, 2024, or a total of up to twelve months after the Amended Termination Date, unless the closing of an initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal at the Shareholder Meeting and on December 27, 2023, the Company filed the Second Amendment to the Amended and Restated Memorandum and Articles of Association (the “Articles Amendment”) with the Registrar of Companies of the Cayman Islands, effective December 22, 2023.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 16,257,204 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of $176,359,122. After the satisfaction of such redemptions and receipt of the initial deposit of $80,000 to the Trust Account to extend the Termination Date to January 25, 2024, the balance in the Trust Account was $98,558,243. As of June 30, 2024, there were 9,077,959 Public Shares outstanding.

On January 22, 2024, February 21, 2024, March 20, 2024, April 22, 2024, May 20, 2024 and June 25, 2024, respectively, the Board approved draws of an aggregate of $480,000 (the “Extension Funds”) pursuant to the New Note which Extension Funds the Company deposited into the Trust Account for its public shareholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from January 25, 2024 to February 25, 2024, from February 25, 2024 to March 25, 2024, from March 25, 2024 to April 25, 2024, from April 25, 2024 to May 25, 2024, from May 25, 2024 to June 25, 2024 and from June 25, 2024 to July 25, 2024, respectively (the “Extensions”). The Extensions, are the first six of eleven one-month extensions permitted under the Company’s Amended and Restated Memorandum and Articles of Association and provide the Company with additional time to complete its initial business combination. As of June 30, 2024, there was $10,359,000 outstanding under the New Note.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern Considerations

As of June 30, 2024, the Company had $14,825 in its operating bank account and working capital deficit of approximately $4.8 million.

The Company’s liquidity needs through June 30, 2024 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2024 and December 31, 2023, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued the New Note to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. As of June 30, 2024 and December 31, 2023, there were amounts of $10,359,000 and $9,182,000, respectively, outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of June 30, 2024 and December 31, 2023, there were amounts of $700,000 and $700,000, respectively, outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of June 30, 2024 and December 31, 2023, there were amounts of $800,000 and $800,000, respectively, outstanding under the August 2023 Note.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of Management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024, or any future period.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Black-Scholes option pricing model and is subsequently valued using the observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of June 30, 2024 and December 31, 2023, is based on observable listed prices for such warrants.

Backstop Agreement

The Company evaluated the backstop agreement under FASB ASC 815 in which it was concluded that the settlement terms listed within the Backstop Agreement are not considered an input into a fixed-for-fixed contract as required under step 2 of FASB ASC 815-40-15 because they are neither specifically mentioned in FASB ASC 815-40-15 nor is it an input into a fixed-for-fixed contract. As a result, the Backstop Agreement is required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Accordingly, the Company recognized the Backstop Agreement as a liability at its fair value and adjust the instrument to its fair value at each reporting period. The liability will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Backstop Agreement assumes Antara Capital Master Fund LP, a Cayman Islands exempted limited partnership (“Antara”) will fund the maximum number of shares and considers the probability of the backstop commitment consisting only of an amount equal to the difference between (x) the Minimum Cash Condition and (y) the sum of the Private Placement Net Financing Amount (as defined in the Backstop Agreement) and the Trust Amount (as defined in the Backstop Agreement), in no event will the backstop commitment exceed $25,000,000, and Antara will not be obligated to make the backstop commitment if the Minimum Cash Condition is satisfied (see Note 5).

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 9,077,959 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes.” FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Ordinary Share

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares:

	For the Three Months Ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income, basic and diluted	$(606,201)	$(959,923)	$1,682,166	$954,450
Denominator:
Basic and diluted weighted average ordinary shares Outstanding	9,077,959	14,375,000	25,335,163	14,375,000
Basic and diluted net (loss) income per ordinary share	$(0.07)	$(0.07)	$0.07	$0.07

	For the Six Months Ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income, basic and diluted	$(972,613)	$(1,540,138)	$1,356,701	$566,965
Denominator:
Basic and diluted weighted average ordinary shares Outstanding	9,077,959	14,375,000	34,398,183	14,375,000
Basic and diluted net (loss) income per ordinary share	$(0.11)	$(0.11)	$0.04	$0.04

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

On February 2, 2023, the Sponsor repurchased 21,000 Founder Shares, at a price of $0.002, which were previously sold to Barbara Byrne pursuant to Section 1 of that certain Securities Assignment Agreement dated January 31, 2021, among the Sponsor and Barbara Byrne, which provided the Sponsor with an option to repurchase Founder Shares upon Barbara Byrne’s resignation from the Board prior to vesting, at the original purchase price (approximately $0.002 per share) paid by Barbara Byrne. The Sponsor subsequently sold 10,000 Founder Shares, at a price of $1.00 per share, or $10,000, to Alex Zyngier in connection with Mr. Zyngier’s appointment to the Board.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On April 25, 2023, the Sponsor repurchased 5,000 Founder Shares, at a price of $1.00, which were previously sold to Ann Berry pursuant to Section 1 of that certain Securities Assignment Agreement dated March 11, 2022, among the Sponsor and Ann Berry, which provided the Sponsor with an option to repurchase Founder Shares upon Ann Berry’s resignation from the Board prior to vesting, at the original purchase price (approximately $1.00 per share) paid by Ann Berry. The Sponsor subsequently sold 10,000 Founder Shares, at a price of $1.00 per share, or $10,000, to Lisa Harrington in connection with Mrs. Harrington’s appointment to the Board.

On October 13, 2023, the Sponsor sold 5,000 Founder Shares, at a price of $1.00, or $5,000, to Ryan Bright pursuant to Section 1 of that certain Securities Assignment Agreement dated October 13, 2023, among the Sponsor and Ryan Bright in connection with Mr. Bright’s appointment as Chief Financial Officer.

On December 14, 2023, the Sponsor sold 5,000 Founder Shares, at a price of $1.00, or $5,000, to Julian Nemirovsky pursuant to Section 1 of that certain Securities Assignment Agreement dated December 14, 2023, among the Sponsor and Julian Nemirovsky in connection with Mr. Nemirovsky’s appoint to the Board.

The sale of Founder Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were effectively transferred subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. An initial business combination is not probable until it is completed. Share-based compensation would be recognized at the date an initial business combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the price initially received for the purchase of the Founder Shares. As of June 30, 2024, the Company determined that an initial business combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

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

On February 21, 2023, the Company issued the New Note in the total principal amount of up to $10,447,000 to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023 into the Trust Account. The extension on November 21, 2023 was the seventh of nine one-month extensions permitted under the Company’s Amended and Restated Memorandum and Articles of Association. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, the New Note will be repaid only from amounts remaining outside of the Trust Account, if any. The New Note was issued in connection with advances the payee has made, and may make in the future, to the Company for expenses incurred by the Company and reasonably related to working capital purposes. The New Note bears no interest and is due and payable upon the consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses. In the event that the Company does not consummate an initial business combination, the New Note will be repaid only from amounts, if any, remaining outside of the Trust Account established in connection with the initial public offering of the Company’s securities. As of June 30, 2024 and December 31, 2023, there was $10,359,000 and $9,182,000, respectively, outstanding under the New Note.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 26, 2023, the Company issued the May 2023 Note in the principal amount of $700,000. The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete an initial business combination, the May 2023 Note shall not be repaid and all amounts owed under it will be forgiven. The May 2023 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable. As of June 30, 2024 and December 31, 2023, there was $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of June 30, 2024 and December 31, 2023, there was $800,000 outstanding under the August 2023 Note.

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

On November 30, 2021, April 6, 2022, May 31, 2022, August 31, 2022, and December 28, 2022, the Sponsor agreed to loan the Company $400,000, $150,000, $120,000, $150,000 and $654,000, respectively, in Working Capital Loans. As of June 30, 2024 and December 31, 2023, the Company had borrowed $1,474,000 under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of an initial business combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial, administrative and shared personnel support services provided to members of Management, pursuant to an administrative support agreement. For the three and six months ended June 30, 2024 and 2023, the Company incurred expenses of $30,000 and $60,000 under this agreement, respectively. As of June 30, 2024 and December 31, 2023, the Company had a $210,000 and $150,000 balance outstanding for services in connection with such agreement recorded under accounts payable on the accompanying condensed balance sheets, respectively.

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

Due to Related Party

As of June 30, 2024 and December 31, 2023, the Sponsor paid $12,500 on behalf of the Company to pay for operating costs and is recorded in accounts payable in the accompanying condensed balance sheets.

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

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, Reginald Hudlin (“Hudlin”), Alexandre Zyngier (“Zyngier”), Lisa Harrington (“Harrington”) and Julian Nemirovsky (“Nemirovsky” together with Hudlin, Zyngier and Harrington, the “Independent Directors”) and Alex Rodriguez (“Rodriguez”), Chetan Bansal (“Bansal”), Himanshu Gulati (“Gulati”), Kelly Laferriere (“Laferriere”), Marc Lore (“Lore”), Desiree Gruber (“Gruber”), Ann Berry (“Berry”) and Ryan Bright (“Bright”, and together with Rodriguez, Bansal, Gulati, Laferriere, Lore, Gruber and Berry, the “Other Class B Shareholders” and together with Sponsor and the Independent Directors, the “Slam Parties” and each, a “Slam Party”), Slam, Lynk, Topco, Merger Sub 1 and Merger Sub 2 entered into a Sponsor Letter Agreement (the “Sponsor Letter Agreement”), pursuant to which the Slam Parties have agreed to take, or not take, certain actions during the period between the execution of the Sponsor Letter Agreement and the consummation of the Merger, including (i) to vote any ordinary shares of Slam owned by such Slam Party (all such shares, the “Covered Shares”) in favor of the Merger and other related proposals at Slam’s shareholder meeting, and any other special meeting of Slam’s shareholders called for the purpose of soliciting shareholder approval in connection with the consummation of the Merger, (ii) to vote any warrants of Slam owned by such Slam Party (all such warrants, the “Covered Warrants”) in favor of the Warrant Conversion and other related proposals at Slam’s warrant holder meeting, and any other special meeting of Slam’s warrant holders called for the purpose of soliciting warrant holder approval in connection with the consummation of the Warrant Conversion, (iii) to waive the anti-dilution rights or similar protections with respect to Slam Class B ordinary shares (the “Class B Shares”) owned by such party as set forth in the governing documents of Slam, or otherwise, and (iv) not to redeem any Covered Shares owned by such Slam Party.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Registration Rights Agreement

At the closing of the Business Combination, Topco, the Slam Parties, Antara, A-Rod Slam LLC, a Delaware limited liability company (“A-Rod”), and the other parties thereto will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company will agree to undertake certain shelf registration obligations in accordance with the Securities Act, and certain subsequent related transactions and obligations, including, among other things, undertaking certain registration obligations and the preparation and filing of required documents.

Lock-Up Agreements

Prior to the closing of the Business Combination, Topco will enter into a customary lock-up agreement (the “Lock-up Agreement”), with Antara, A-Rod, the Slam Parties, the Lynk Holders party thereto (each, a “Lynk Holder”) and the Lynk Series B Preferred Holders party thereto (each “Lynk Series B Preferred Holder”), pursuant to which, among other things, certain Topco Shares, held by such shareholders will be locked-up and subject to certain transfer restrictions, subject to certain exceptions. Pursuant to the Lock-up Agreement, (i) the Sponsor, A-Rod, Antara and the Slam Parties will agree to be subject to (a) only with respect to the Sponsor, A-Rod and Antara, a six-month lock-up on all of the Topco Shares issued in exchange for Slam’s Private Placement Warrants in connection with the consummation of the Business Combination, assuming the approval of the conversion of the warrants into Class A ordinary shares in connection with the Business Combination (the “Warrant Conversion”) by Slam’s Public Warrant holders, (b) a twelve-month lock-up on 50% of the Topco Shares issued to each of the Sponsor, Antara, A-Rod and the Slam Parties in exchange for the Slam Class B Shares, in connection with the consummation of the Business Combination and any Topco Shares issued to Antara pursuant to the Backstop Agreement Side Letter (as defined below) and (c) an eighteen-month lock-up on 50% of the Topco Shares issued to each of the Sponsor, Antara, A-Rod and the Slam Parties in exchange for the Slam Class B Shares in connection with the consummation of the Business Combination and any Topco Shares issued to Antara pursuant to the Backstop Agreement Side Letter; (ii) each Lynk Holder will agree to be subject to (a) a six-month lock-up on 30% of the Topco Shares they hold following the consummation of the Business Combination and (b) a twelve-month lock-up on 70% of the Topco Shares they hold following the consummation of the Business Combination; and (iii) each Lynk Series B Preferred Holder (as defined in the Lock-Up Agreement) will agree to be subject to (a) a six-month lock-up on 50% of the Topco Shares they hold following the consummation of the Business Combination and (b) a twelve-month lock-up on 50% of the Topco Shares they hold following the consummation of the Business Combination.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Hearing occurred on April 25, 2024. On May 21, 2024, the Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiency until August 26, 2024 in light of the progress the Company has made toward closing the Company’s previously disclosed business combination with Lynk. The Panel advised the Company that August 26, 2024 represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with Nasdaq’s Listing Rules.

There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2, and/or maintain compliance with other Nasdaq listing requirements.

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 9,077,959 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent deficit in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$583,360,070
Redemption of Public Shares	(504,451,152)
Deposit in connection with Extension Amendment Proposal	8,080,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	11,709,378
Class A ordinary shares subject to possible redemption at December 31, 2023	$98,698,296
Deposit in connection with Extension Amendment Proposal	240,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	933,227
Class A ordinary shares subject to possible redemption at March 31, 2024	$99,871,523
Deposit in connection with Extension Amendment Proposal	240,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	944,208
Class A ordinary shares subject to possible redemption at June 30, 2024	$101,055,731

Note 7—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 9,077,959 Class A ordinary shares issued and outstanding, respectively. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Holders of Class B ordinary shares of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the consummation of the initial business combination on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial business combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 8—Derivative Warrant Liabilities

As of June 30, 2024 and December 31, 2023, the Company had 14,375,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

As of June 30, 2024, assets held in the Trust Account were comprised of $101,155,731 in cash. For the three and six months ended June 30, 2024, the trustee did not withdraw any amount from the Trust Account in connection with redemptions. As of December 31, 2023, assets held in the Trust Account were comprised of $98,798,296 in cash. Through December 31, 2023, the trustee withdrew $504,451,152 from the Trust Account in connection with redemptions.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public warrants	$3,576,500	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$2,819,730	$—
Backstop agreement liability	$—	$—	$315,741

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public warrants	$2,731,250	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$2,153,330	$—

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

For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants as of June 30, 2024 and December 31, 2023, is based on observable listed prices for such warrants. The estimated fair value of the Private Placement Warrants is equivalent to Public Warrants due to Private Placement Warrants having substantially the same terms as the Public Warrants.

For the three and six months ended June 30, 2024, the Company recognized a (loss) of approximately ($1.8) million and ($1.5) million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2023, the Company recognized a gain and (loss) of approximately $1.3 million and ($2.3) million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

Note 10—Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 25, 2024, the Board approved a draw of $80,000 pursuant to the New Note which fund the Company deposited into the Trust Account for its public shareholders. This deposit enables the Company to extent the date by which it must complete its initial business combination from July 25, 2024 to August 25, 2024 (the “July Extension”). The July Extension is the seventh of eleven one-month extensions permitted under the Company’s Amended and Restated Memorandum and Articles of Association and provides the Company with additional time to complete its initial business combination.

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

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2024, we had approximately $15,000 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended June 30, 2024, we had net loss of approximately $1.6 million, which consisted of approximately $755,000 in general and administrative expenses and approximately $1.8 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities offset by approximately $13,000 in non-operating gain resulting from the change in fair value of backstop agreement liability, and approximately $944,000 of income from investments.

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

For the six months ended June 30, 2024, we had net loss of approximately $2.5 million, which consisted of approximately $2.6 million in general and administrative expenses, approximately $284,000 in issuance of Backstop Agreement, approximately $32,000 in non-operating loss resulting from the change in fair value of backstop agreement liability and approximately $1.5 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $1.9 million of income from investments.

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

Liquidity and Going Concern Considerations

As of June 30, 2024, we had approximately $15,000 in our operating bank account and a working capital deficit of approximately $4.8 million.

The Company’s liquidity needs through June 30, 2024 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2024 and December 31, 2023, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $10,447,000 (the “New Note”) to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. As of June 30, 2024 and December 31, 2023, there were amounts of $10,359,000 and $9,182,000, respectively, outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of June 30, 2024 and December 31, 2023, there was $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of June 30, 2024 and December 31, 2023, there was $800,000 outstanding under the August 2023 Note.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through December 25, 2024, our scheduled liquidation date if we do not complete the initial business combination prior to such date. We intend to complete an initial business combination by December 25, 2024, but cannot guarantee such event. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 25, 2024.

Off-balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of June 30, 2024, we have identified the Backstop Agreement as a critical accounting estimate. As of December 31, 2023, we did not have any critical accounting estimates to be disclosed.

Backstop Agreement

The Company evaluated the backstop agreement under FASB Accounting Standards Codification (“ASC”) 815 in which it was concluded that the settlement terms listed within the Backstop Agreement are not considered an input into a fixed-for-fixed contract as required under step 2 of FASB ASC 815-40-15 because they are neither specifically mentioned in FASB ASC 815-40-15 nor is it an input into a fixed-for-fixed contract. As a result, the Backstop Agreement is required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Accordingly, the Company recognized the Backstop Agreement as a liability at its fair value and adjust the instrument to its fair value at each reporting period. The liability will be subject to re-measurement at each balance sheet date until exercised.

The fair value of the Backstop Agreement assumes Antara Capital Master Fund LP, a Cayman Islands exempted limited partnership (“Antara”), will fund the maximum number of shares and considers the probability of the backstop commitment consisting only of an amount equal to the difference between (x) the Minimum Cash Condition and (y) the sum of the Private Placement Net Financing Amount (as defined in the Backstop Agreement) and the Trust Amount (as defined in the Backstop Agreement), in no event will the backstop commitment exceed $25,000,000, and Antara will not be obligated to make the backstop commitment if the Minimum Cash Condition is satisfied.

JOBS Act

The Jumpstart Our Businesses Act (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2024	SLAM CORP.

	By:	/s/ Alex Rodriguez
	Name:	Alex Rodriguez
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Bright
	Name:	Ryan Bright
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)