Form 10-Q
period 2024-09-30
Slam Corp.
filed 2024-11-19
CIK 1838162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Not Applicable

(Former name or former address, if changed since report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant	SLMUF	OTCQX® Best Market
Class A ordinary shares included as part of the units	SLAMF	OTCQX® Best Market
Redeemable warrants included as part of the units	SLMWF	OTCQX® Best Market

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

As of November 19, 2024, 9,077,959 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”) and 14,375,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

SLAM CORP.

Form 10-Q

For the Quarter Ended September 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SLAM CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets:
Current assets:
Cash	$33,959	$75,550
Prepaid expenses	20,860	263,622
Total current assets	54,819	339,172
Cash held in Trust Account	102,360,085	98,798,296
Total Assets	$102,414,904	$99,137,468
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$521,269	$339,846
Accrued expenses	4,219,196	2,635,310
Total current liabilities	4,740,465	2,975,156
Promissory Notes—related party	12,215,000	10,682,000
Backstop agreement liability	318,225	—
Advances from related party	438,566	—
Working Capital Loans—related party	1,474,000	1,474,000
Derivative warrant liabilities	3,856,250	4,884,580
Deferred underwriting commissions	20,125,000	20,125,000
Total liabilities	43,167,506	40,140,736
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,077,959 shares at redemption value of approximately $11.26 and $10.87 per share as of September 30, 2024 and December 31, 2023, respectively	102,260,085	98,698,296
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued or outstanding as of September 30, 2024 and December 31, 2023	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(43,014,125)	(39,703,002)
Total shareholders’ deficit	(43,012,687)	(39,701,564)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$102,414,904	$99,137,468

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

General and administrative expenses	$708,433	$602,220	$3,211,228	$2,590,294
General and administrative expenses—related party	30,000	30,000	90,000	90,000
Total operating expenses	(738,433)	(632,220)	(3,301,228)	(2,680,294)

Other income (loss):
Change in fair value of derivative warrant liabilities	2,539,980	1,403,675	1,028,330	(912,643)
Change in fair value of backstop agreement	(2,484)	—	(34,486)	—
Issuance of backstop agreement	—	—	(283,739)	—
Income from cash held in Trust Account	964,354	2,893,416	2,841,789	9,181,474
Net income	$2,763,417	$3,664,871	$250,666	$5,588,537

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	9,077,959	25,335,163	9,077,959	31,343,979
Basic and diluted net income per share, Class A ordinary shares	$0.12	$0.09	$0.01	$0.12

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	14,375,000	14,375,000	14,375,000	14,375,000
Basic and diluted net income per share, Class B ordinary shares	$0.12	$0.09	$0.01	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2023	—	$—	14,375,000	$1,438	$—	$(39,703,002)	$(39,701,564)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,173,227)	(1,173,227)
Net loss	—	—	—	—	—	(946,627)	(946,627)
Balance—March 31, 2024 (unaudited)	—	$—	14,375,000	$1,438	$—	$(41,822,856)	$(41,821,418)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,184,208)	(1,184,208)
Net loss	—	—	—	—	—	(1,566,124)	(1,566,124)
Balance—June 30, 2024 (unaudited)	—	$—	14,375,000	$1,438	$—	$(44,573,188)	$(44,571,750)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,204,354)	(1,204,354)
Net income	—	—	—	—	—	2,763,417	2,763,417
Balance—September 30, 2024 (unaudited)	—	$—	14,375,000	$1,438	$—	$(43,014,125)	$(43,012,687)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	—	$—	14,375,000	$1,438	$—	$(24,499,744)	$(24,498,306)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,641,206)	(6,641,206)
Net loss	—	—	—	—	—	(712,950)	(712,950)
Balance—March 31, 2023 (unaudited)	—	$—	14,375,000	$1,438	$—	$(31,853,900)	$(31,852,462)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,646,852)	(3,646,852)
Net income	—	—	—	—	—	2,636,616	2,636,616
Balance—June 30, 2023 (unaudited)	—	$—	14,375,000	$1,438	$—	$(32,864,136)	$(32,862,698)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(5,293,416)	(5,293,416)
Net income	—	—	—	—	—	3,664,871	3,664,871
Balance—September 30, 2023 (unaudited)	—	$—	14,375,000	$1,438	$—	$(34,492,681)	$(34,491,243)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$250,666	$5,588,537
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,028,330)	912,643
Change in fair value of Backstop agreement	34,486	—
Issuance of Backstop agreement	283,739	—
Income from cash held in Trust Account	(2,841,789)	(9,181,474)
Changes in operating assets and liabilities:
Prepaid expenses	242,762	(433,659)
Accounts payable	181,423	206,940
Accrued expenses	1,583,886	443,888
Net cash used in operating activities	(1,293,157)	(2,463,125)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(720,000)	(6,400,000)
Cash withdrawn for redemptions	—	328,092,030
Net cash (used in) provided by investing activities	(720,000)	321,692,030

Cash Flows from Financing Activities:
Proceeds received from promissory note - related party	1,533,000	8,747,000
Advances from related party	438,566	—
Redemption of Public Shares	—	(328,092,030)
Net cash provided by (used in) financing activities	1,971,566	(319,345,030)

Net change in cash	(41,591)	(116,125)
Cash—beginning of the period	75,550	119,463
Cash—end of the period	$33,959	$3,338

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

As of September 30, 2024, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On August 23, 2024, the Company and Sponsor amended the New Note to increase the aggregate principal amount from $10,447,000 to $10,947,000. All other material terms of the Amended Note remain in full force and effect.

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

In connection with the vote to approve the Extension Amendment Proposal, the holders of 16,257,204 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of $176,359,122. After the satisfaction of such redemptions and receipt of the initial deposit of $80,000 to the Trust Account to extend the Termination Date to January 25, 2024, the balance in the Trust Account was $98,558,243. As of September 30, 2024, there were 9,077,959 Public Shares outstanding.

On January 22, 2024, February 21, 2024, March 20, 2024, April 22, 2024, May 20, 2024, June 25, 2024, July 25, 2024, August 22, 2024 and September 19, 2024, the Board approved draws of an aggregate of $720,000 (the “Extension Funds”) pursuant to the New Note which Extension Funds the Company deposited into the Trust Account for its public shareholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from January 25, 2024 to February 25, 2024, from February 25, 2024 to March 25, 2024, from March 25, 2024 to April 25, 2024, from April 25, 2024 to May 25, 2024, from May 25, 2024 to June 25, 2024, from June 25, 2024 to July 25, 2024, from July 25, 2024 to August 25, 2024, from August 25, 2024 to September 25, 2024 and from September 25, 2024 to October 25, 2024, respectively (the “Extensions”). The Extensions are the first nine of eleven one-month extensions permitted under the Company’s Amended and Restated Memorandum and Articles of Association and provide the Company with additional time to complete its initial business combination. As of September 30, 2024, there was $10,715,000 outstanding under the New Note.

On October 25, 2024, the Board approved a draw of $80,000 pursuant to the New Note which fund the Company deposited into the Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from October 25, 2024 to November 25, 2024 (the “October Extension”). The October Extension is the tenth of eleven one-month extensions permitted under the Company’s Amended and Restated Memorandum and Articles of Association and provides the Company with additional time to complete its initial business combination.

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

Liquidity and Going Concern Considerations

As of September 30, 2024, the Company had $33,959 in its operating bank account and working capital deficit of approximately $4.7 million.

The Company’s liquidity needs through September 30, 2024 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2024 and December 31, 2023, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued the New Note to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. On August 23, 2024, the Company and Sponsor amended the New Note to increase the aggregate principal amount from $10,447,000 to $10,947,000. All other material terms of the Amended Note remain in full force and effect. As of September 30, 2024 and December 31, 2023, there were amounts of $10,715,000 and $9,182,000, respectively, outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of September 30, 2024 and December 31, 2023, there were amounts of $700,000 and $700,000, respectively, outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of September 30, 2024 and December 31, 2023, there were amounts of $800,000 and $800,000, respectively, outstanding under the August 2023 Note.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of Management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024, or any future period.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Cash Held in the Trust Account

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Black-Scholes option pricing model and is subsequently valued using the observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2024 and December 31, 2023, is based on observable listed prices for such warrants.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 9,077,959 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes.” FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$1,069,638	$1,693,779	$2,338,195	$1,326,676
Denominator:
Basic and diluted weighted average ordinary shares Outstanding	9,077,959	14,375,000	25,335,163	14,375,000
Basic and diluted net income per ordinary share	$0.12	$0.12	$0.09	$0.09

	For the Nine Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$97,026	$153,640	$3,831,384	$1,757,153
Denominator:
Basic and diluted weighted average ordinary shares Outstanding	9,077,959	14,375,000	31,343,979	14,375,000
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.12	$0.12

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

The sale of Founder Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were effectively transferred subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. An initial business combination is not probable until it is completed. Share-based compensation would be recognized at the date an initial business combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the price initially received for the purchase of the Founder Shares. As of September 30, 2024, the Company determined that an initial business combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

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

Promissory Notes – Related Party

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

On August 23, 2024, the Company and Sponsor amended the New Note to increase the aggregate principal amount from $10,447,000 to $10,947,000. All other material terms of the Amended Note remain in full force and effect.

As of September 30, 2024 and December 31, 2023, there were amounts of $10,715,000 and $9,182,000, respectively, outstanding under the New Note.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 26, 2023, the Company issued the May 2023 Note in the principal amount of $700,000. The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete an initial business combination, the May 2023 Note shall not be repaid and all amounts owed under it will be forgiven. The May 2023 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable. As of September 30, 2024 and December 31, 2023, there was $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of September 30, 2024 and December 31, 2023, there was $800,000 outstanding under the August 2023 Note.

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

On November 30, 2021, April 6, 2022, May 31, 2022, August 31, 2022, and December 28, 2022, the Sponsor agreed to loan the Company $400,000, $150,000, $120,000, $150,000 and $654,000, respectively, in Working Capital Loans. As of September 30, 2024 and December 31, 2023, the Company had borrowed $1,474,000 under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of an initial business combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial, administrative and shared personnel support services provided to members of Management, pursuant to an administrative support agreement. For the three and nine months ended September 30, 2024, the Company incurred expenses of $30,000 and $90,000 under this agreement, respectively. For the three and nine months ended September 30, 2023, the Company incurred expenses of $30,000 and $90,000 under this agreement, respectively. As of September 30, 2024 and December 31, 2023, the Company had a $240,000 and $150,000 balance outstanding for services in connection with such agreement recorded under accounts payable on the accompanying condensed balance sheets, respectively.

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

Due to Related Party

As of September 30, 2024 and December 31, 2023, the Sponsor paid $12,500 on behalf of the Company to pay for operating costs which is recorded in accounts payable in the accompanying condensed balance sheets.

Advances from Related Party

As of September 30, 2024 and December 31, 2023, Antara paid $438,566 and $0, respectively, on behalf of the Company to pay for legal fees, amounts of which are recorded in advances from related party in the accompanying condensed balance sheets.

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

On June 10, 2024, the Parties entered into an amendment to the Business Combination Agreement (the “First BCA Amendment”) pursuant to which the Parties agreed (i) to provide for the consummation of the redemption of Slam Class A Shares promptly following the Closing, (ii) to remove the termination provisions regarding the Series B Financing Deadline and the Private Placement Financing Deadline and (iii) effective on, and contingent upon the occurrence of, the First Effective Time, Lynk assigned all of its rights and obligations, under certain executive employment agreements between Lynk and certain executives, to Topco, which assumed such agreements.

On August 26, 2024, the Parties entered into an amendment to the Business Combination Agreement (the “Second BCA Amendment”) pursuant to which the parties agreed to extend the Termination Date from August 31, 2024 to December 25, 2024.

On September 28, 2024, the Parties entered into an amendment to the Business Combination Agreement (the “Third BCA Amendment” and together with the First BCA Amendment and the Second BCA Amendment, the “BCA Amendments”) pursuant to which the parties agreed to (i) remove reference to Founder Shares and Super Voting Shares, (ii) amend the process for the designation of directors on the Topco Board immediately after the First Effective Time and (iii) amend and restate the form of New Slam Certificate of Incorporation. All capitalized terms used in the forgoing paragraphs regarding the BCA Amendments and not otherwise defined herein have the same meanings ascribed to them in the Business Combination Agreement.

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

On August 23, 2024, the Company received a notice (the “Delisting Notice”) from Nasdaq stating that Nasdaq has determined to delist the Company’s securities on The Nasdaq Capital Market and will suspend trading in those securities effective at the open of business on August 27, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because the Company did not complete one or more business combination within 36 months of the effectiveness of its IPO registration statement.

On September 19, 2024, OTC Markets Group issued a press release regarding the Company joining OTCQX® Best Market (“OTCQX”). The Company began trading its Class A ordinary shares, Units, each consisting of one Class A ordinary share and one-fourth of one redeemable Public Warrant, and Public Warrants, each one whole Public Warrant exercisable for one Class A ordinary share at a price of $11.50 per share, on the OTCQX under the symbols “SLAMF”, “SLMUF” and “SLMWF”, respectively.

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 9,077,959 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent deficit in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$583,360,070
Redemption of Public Shares	(504,451,152)
Deposit in connection with Extension Amendment Proposal	8,080,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	11,709,378
Class A ordinary shares subject to possible redemption at December 31, 2023	$98,698,296
Deposit in connection with Extension Amendment Proposal	240,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	933,227
Class A ordinary shares subject to possible redemption at March 31, 2024	$99,871,523
Deposit in connection with Extension Amendment Proposal	240,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	944,208
Class A ordinary shares subject to possible redemption at June 30, 2024	$101,055,731
Deposit in connection with Extension Amendment Proposal	240,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	964,354
Class A ordinary shares subject to possible redemption at September 30, 2024	$102,260,085

Note 7—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 9,077,959 Class A ordinary shares issued and outstanding, respectively. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Holders of Class B ordinary shares of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.

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

Note 8—Derivative Warrant Liabilities

As of September 30, 2024 and December 31, 2023, the Company had 14,375,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

As of September 30, 2024, assets held in the Trust Account were comprised of $102,360,085 in cash. For the three and nine months ended September 30, 2024, the trustee did not withdraw any amount from the Trust Account in connection with redemptions. As of December 31, 2023, assets held in the Trust Account were comprised of $98,798,296 in cash. Through December 31, 2023, the trustee withdrew $504,451,152 from the Trust Account in connection with redemptions.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public warrants	$2,156,250	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$1,700,000	$—
Backstop agreement liability	$—	$—	$318,225

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public warrants	$2,731,250	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$2,153,330	$—

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

For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants as of September 30, 2024 and December 31, 2023, is based on observable listed prices for such warrants. The estimated fair value of the Private Placement Warrants is equivalent to Public Warrants due to Private Placement Warrants having substantially the same terms as the Public Warrants.

For the three and nine months ended September 30, 2024, the Company recognized a gain of approximately $2.5 million and $1.0 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations. For the three and nine months ended September 30, 2023, the Company recognized a gain of approximately $1.4 million and a loss of ($0.9) million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

Note 10—Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 25, 2024, the Board approved a draw of $80,000 pursuant to the New Note which fund the Company deposited into the Trust Account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from October 25, 2024 to November 25, 2024 (the “October Extension”). The October Extension is the tenth of eleven one-month extensions permitted under the Company’s Amended and Restated Memorandum and Articles of Association and provides the Company with additional time to complete its initial business combination.

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

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2024, we had approximately $34,000 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended September 30, 2024, we had net income of approximately $2.8 million, which consisted of approximately $2.5 million in non-operating income resulting from the change in fair value of derivative warrant liabilities and approximately $964,000 of income from cash held in the Trust Account, offset by approximately $0.7 million in general and administrative expenses and approximately $2,000 in non-operating loss resulting from the change in fair value of backstop agreement liability.

For the three months ended September 30, 2023, we had net income of approximately $3.7 million, which consisted of approximately $2.9 million of income from investments and cash held in the Trust Account and $1.4 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, offset by approximately $0.6 million in general and administrative expenses.

For the nine months ended September 30, 2024, we had net income of approximately $0.3 million, which consisted of approximately $1.0 million in non-operating income resulting from the change in fair value of derivative warrant liabilities and approximately $2.8 million of income from cash held in the Trust Account, offset by approximately $3.3 million in general and administrative expenses, approximately $34,500 in non-operating loss resulting from the change in fair value of backstop agreement liability and approximately $284,000 in issuance of Backstop Agreement.

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

Liquidity and Going Concern Considerations

As of September 30, 2024, we had approximately $34,000 in our operating bank account and a working capital deficit of approximately $4.7 million.

The Company’s liquidity needs through September 30, 2024 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2024 and December 31, 2023, there was $1,474,000 outstanding under the Working Capital Loans.

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

On August 23, 2024, the Company and Sponsor amended the New Note to increase the aggregate principal amount from $10,447,000 to $10,947,000. All other material terms of the Amended Note remain in full force and effect.

As of September 30, 2024 and December 31, 2023, there were amounts of $10,715,000 and $9,182,000, respectively, outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of September 30, 2024 and December 31, 2023, there was $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of September 30, 2024 and December 31, 2023, there was $800,000 outstanding under the August 2023 Note.

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

Off-balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of September 30, 2024, we have identified the Backstop Agreement as a critical accounting estimate. As of December 31, 2023, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on April 1, 2024 (the “Form 10-K”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. As of the date of this report, there have been no material changes to the risk factors disclosed in the Form 10-K, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Nasdaq delisted the Company’s securities from its exchange which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.

On February 26, 2024, the Company received a written notice from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requested a the Hearing before the Panel, trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on March 6, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO Registration Statement. The Company timely requested the Hearing before the Panel to request sufficient time to complete the Company’s previously disclosed proposed Business Combination with Lynk.

The Hearing occurred on April 25, 2024. On May 21, 2024, the Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiency until August 26, 2024 in light of the progress the Company has made toward closing the Company’s previously disclosed business combination with Lynk. The Panel advised the Company that August 26, 2024 represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with Nasdaq’s Listing Rules. On August 23, 2024, the Company received the Delisting Notice from Nasdaq stating that Nasdaq has determined to delist the Company’s securities on The Nasdaq Capital Market and will suspend trading in those securities effective at the open of business on August 27, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because the Company did not complete one or more business combination within 36 months of the effectiveness of its IPO registration statement.

The Company currently has its Securities quoted on OTCQX. The Company remains subject to the periodic reporting requirements of the Exchange Act. Since our securities trade on OTCQX, we could face significant material adverse consequences, including:

●	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with Nasdaq;

●	a requirement to trade on OTCQX for a year before reapplying for listing on a national securities exchange;

●	holders may be unable to sell or purchase our securities when they wish to do so;

●	we may become subject to shareholder litigation;

●	we may lose the interest of institutional investors in our securities;

●	we may lose media and analyst coverage; and

●	we would likely lose any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all.

Additionally, because our securities were delisted from trading on Nasdaq and are no longer listed on a national securities exchange, we may be less attractive to potential Business Combination targets and thereby adversely affect our ability to complete a Business Combination.

Because the Company’s securities were delisted from Nasdaq and are no longer listed on a national securities exchange, we may face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our securities are “penny stocks” which will require brokers trading in our securities to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) a less attractive acquisition vehicle to a target business in connection with an initial business combination. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Securities were delisted from Nasdaq and trade on OTCQX, the Company’s Class A ordinary shares, Public Warrants and Units do not qualify as covered securities under the Securities Act and we are subject to regulation in each state in which we offer our securities. Public Shareholders who do not elect to redeem their Public Shares in connection with the Shareholder Meeting, or the shareholder meeting to approve the Business Combination, may be unable to recover their investment except through sales of our shares on the open market or upon our liquidation or redemption of shares. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that the Company or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for Special Purpose Acquisition Companies (“SPACs”) that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Amendment No. 1 to the Business Combination Agreement, dated as of June 10, 2024, by and among Slam Corp., Slam Sponsor, LLC, Lynk Global Holdings, Inc., Lynk Global Inc., Lynk Merger Sub 1, LLC and Lynk Merger Sub 2, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2024).

2.2	Amendment No. 2 to the Business Combination Agreement, dated as of August 26, 2024, by and among Slam Corp., Slam Sponsor, LLC, Lynk Global Holdings, Inc., Lynk Global Inc., Lynk Merger Sub 1, LLC and Lynk Merger Sub 2, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 29, 2024).

2.3	Amendment No. 3 to the Business Combination Agreement, dated as of September 28, 2024, by and among Slam Corp., Slam Sponsor, LLC, Lynk Global Holdings, Inc., Lynk Global Inc., Lynk Merger Sub 1, LLC and Lynk Merger Sub 2, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2024).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 19, 2024	SLAM CORP.

	By:	/s/ Alex Rodriguez
	Name:	Alex Rodriguez
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Bright
	Name:	Ryan Bright
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)