Form 10-K
period 2024-12-31
Slam Corp.
filed 2025-04-15
CIK 1838162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbols:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant	SLMUF	OTCQX® Best Market
Class A ordinary shares included as part of the units	SLAMF	OTCQX® Best Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	SLMWF	OTCQX® Best Market

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

The registrant’s units, each consisting of one Class A ordinary share, $0.0001 par value (the “Class A ordinary shares”), and one-fourth of one redeemable warrant, began trading on the Nasdaq Capital Market (“Nasdaq”) on February 23, 2021. Commencing April 15, 2021, holders of the units were permitted to elect to separately trade the Class A ordinary shares and warrants included in the units. The Class A ordinary shares began trading on the OTCQX Best Market (“OTCQX”) on September 19, 2024.

The aggregate market value of the registrant’s voting ordinary shares held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $21,468,572 (based on the closing sales price of the ordinary shares on June 30, 2024 of $11.12).

As of April 10, 2025, 16,140,267 Class A ordinary shares, and 165,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted on December 23, 2024;

●	“Business Combination” are to the transactions contemplated by that certain Business Combination Agreement, including (a) the First Merger, (b) the Second Merger, (c) the Backstop, (d) and other transactions contemplated by the Business Combination Agreement, collectively, including the PIPE Financing (as defined in the Business Combination Agreement);

●	“Business Combination Agreement” are to that certain Business Combination Agreement, dated February 4, 2024, by and among Slam, Lynk, the Sponsor, Merger Sub 1, Merger Sub 2 and Topco as it may be amended and supplemented from time to time;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our IPO and subsequently transferred to our officers, directors and our special advisors to the extent they hold such shares, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“Founding Partners” are to Antara Capital LP and A-Rod Corp;

●	“initial shareholders” are to all of our shareholders immediately prior to the date of this report, including all of our officers and directors and our special advisor to the extent they hold such shares;

●	“Independent Directors” are to Reginald Hudlin, Alexandre Zyngier, Lisa Harrington and Julian Nemirovsky;

●	“Lynk” are to Lynk Global, Inc., a Delaware corporation;

●	“management” or our “management team” are to our executive officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“Other Class B Shareholders” are to Kelly Laferriere, Marc Lore, Desiree Gruber, Ann Berry and Ryan Bright;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO and upon conversion of working capital loans, if any;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“Slam Parties” are to Alex Rodriguez, Chetan Bansal, Himanshu Gulati, Kelly Laferriere, Marc Lore, Desiree Gruber, Ann Berry and Ryan Bright together with the Sponsor and the Independent Directors;

●	“special advisor” is to Marc Lore, who will serve as an advisor to the company;

●	“sponsor” are to Slam Sponsor, LLC, a Cayman Islands limited liability company;

●	“Topco” are to Lynk Global, Holdings Inc., a Delaware corporation;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent that they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “our,” “company” or “our company” are to Slam Corp., a Cayman Islands exempted company.

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

The Business Combination Agreement provides for the Business Combination, which includes, among other things, the consummation of the following transactions: (a) one business day prior to the Closing Date (as defined in the Business Combination Agreement which is filed as exhibit 2.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission (the “SEC”) on February 5, 2024, (the “Business Combination Agreement 8-K”)), and after the consummation of any applicable shareholder redemptions, Slam will transfer by way of continuance from the Cayman Islands to the State of Delaware and domesticate as a Delaware corporation (the “Domestication”) under the General Corporation Law of the State of Delaware (the “DGCL”) and the Companies Act. In connection with the Domestication, each Class A ordinary share and each Class B ordinary share that is issued and outstanding immediately prior to the Domestication shall become one share of the new domesticated company (“New Slam” and each share a “New Slam Share,” and subject to the consummation of the conversion of each public warrant into a Class A ordinary share (the “Warrant Conversion,” each warrant that is outstanding immediately prior to the Domestication shall, from and after the Domestication, represent the right to purchase one warrant of New Slam) (the “New Slam Warrants”)); (b) following the Domestication, on the Closing Date, and prior to any other transactions contemplated to occur on the Closing Date, Slam will merge with and into Merger Sub 1 (the “First Merger”), with Merger Sub 1 as the surviving company in the First Merger and, after giving effect to the First Merger, the surviving company of the First Merger will be a wholly owned subsidiary of Topco, and as a result of the First Merger, each New Slam Share that is issued and outstanding immediately prior to the First Effective Time will be automatically converted as of the First Effective Time into one share of Topco Series A Common Stock (the “Topco Series A Common Stock”) and, subject to the consummation of the Warrant Conversion, each New Slam Warrant that is issued and outstanding immediately prior to the First Effective Time will be automatically converted as of the First Effective Time into one Topco Warrant; (c) if the holders of Slam’s public warrants approve the Warrant Conversion, then the warrants issued and outstanding immediately prior to the First Effective Time and not terminated pursuant to its terms, without any action on the part of New Slam, Slam or the holder of any warrant, shall be converted into 0.25 newly issued Class A ordinary shares immediately prior to or in connection with the Domestication. If the holders of Slam’s public warrants do not approve the Warrant Conversion, then each New Slam Warrant that is issued and outstanding immediately prior to the First Effective Time and not terminated pursuant to its terms, by virtue of the First Merger and without any action on the part of New Slam, Slam or the holder of any such New Slam Warrant, shall be converted into one Topco Warrant at the First Effective Time; and (d) following the consummation of the First Merger, on the Closing Date, (i) Merger Sub 2 will convert into a corporation under the DGCL (the “Merger Sub 2 Conversion”) and (ii) following the Merger Sub 2 Conversion, Merger Sub 2 will merge with and into Lynk (the “Second Merger”), with Lynk as the surviving company in the Second Merger and, after giving effect to the Second Merger, the surviving company will be a wholly owned subsidiary of Topco, subject to, among other things, the approval of the shareholders of New Slam and Slam, and as a result of the Second Merger, each Lynk share will be automatically converted as of the Second Effective Time into the right to receive a portion of the Adjusted Transaction Share Consideration (as defined in the Business Combination Agreement); provided, that the shares of Lynk common stock held by each of the Lynk’s chief executive officer, chief operating officer and chief technical officer immediately prior to the Second Effective Time shall be automatically canceled and extinguished and converted into shares of Series B common stock of Topco, par value $0.0001, (the “Topco Series B Common Stock”), in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement in the amounts set forth on an allocation schedule to be delivered by the Company to Slam prior to the closing of the Business Combination (the “Closing”). Topco will continue as the public company following the consummation of the Business Combination with its common stock and warrants trading on Nasdaq under the ticker symbols “LYNK” and “LYNKW,” respectively.

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

On June 10, 2024, the Parties entered into an amendment to the Business Combination Agreement (the “First BCA Amendment”) pursuant to which the parties agreed (i) to provide for the consummation of the redemption of the Class A ordinary shares promptly following the closing of the Business Combination, (ii) to remove the termination provisions regarding the Series B Financing Deadline and the Private Placement Financing Deadline and (iii) effective on, and contingent upon the occurrence of, the First Effective Time, Lynk assigned all of its rights and obligations, under certain executive employment agreements between Lynk and certain executives, to Topco, which assumed such agreements. All capitalized terms used in this paragraph and not otherwise defined herein have the same meanings ascribed to them in the First BCA Amendment.

On August 26, 2024, the Parties entered into an amendment to the Business Combination Agreement (the “Second BCA Amendment”) pursuant to which the parties agreed to extend the Termination Date from August 31, 2024 to December 25, 2024. All capitalized terms used in this paragraph and not otherwise defined herein have the same meanings ascribed to them in the Second BCA Amendment.

On September 28, 2024, the Parties entered into an amendment to the Business Combination Agreement (the “Third BCA Amendment”) pursuant to which the parties agreed to (i) remove reference to Founder Shares and Super Voting Shares, (ii) amend the process for the designation of directors on the Topco board of directors immediately after the First Effective Time and (iii) amend and restate the form of New Slam Certificate of Incorporation. All capitalized terms used in this paragraph and not otherwise defined herein have the same meanings ascribed to them in the Third BCA Amendment.

On December 23, 2024, the Parties entered into an amendment to the Business Combination Agreement (the “Fourth BCA Amendment”) pursuant to which the parties agreed to (i) extend the termination date to June 30, 2025, (ii) Amend Section 10.6 relating to fees and expenses and (iii) delete paragraph 3 of Annex 6.8. All capitalized terms used in this paragraph and not otherwise defined herein have the same meanings ascribed to them in the Fourth BCA Amendment.

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

Our sponsor is Slam Sponsor LLC, a Cayman limited liability company. Our sponsor currently owns 1,000 Class B ordinary shares and 11,333,333 private placement warrants. The sponsor is controlled by a board of managers, which acts by majority vote so that no individual manager exercises voting or dipositive control over the Class B ordinary shares or private placement warrants held by our sponsor. Our sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in the business combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our business combination, which may increase the risk that our business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination by June 25, 2025 because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive approximately $10.00 per public share or less in certain circumstances, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Financial Position

As of December 31, 2024, we had approximately $22,852,136 available to consummate an initial business combination after payment of the expenses of our IPO. On November 2, 2022 and December 14, 2023, Slam received formal letters (the “Waivers”) from each of Goldman and BTIG, respectively, that each bank has agreed to waive its right to the deferred underwriting commission provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of a capital markets advisory fee from Lynk. Goldman and BTIG did not receive any payment from Slam in connection with the fee waiver; provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of a capital markets advisory fee from Lynk. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio.

On February 21, 2023, we held an extraordinary general meeting of shareholders (the “First Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $328,092,029.60. After the satisfaction of such redemptions, the balance in our trust account was approximately $258,427,084.32.

On December 18, 2023, we held an extraordinary general meeting of shareholders (the “Second Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination until December 25, 2024. In connection with that vote, the holders of 16,257,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $176,359,122. After the satisfaction of such redemptions, the balance in our trust account was approximately $98,558,243.

On December 18, 2024, we held an extraordinary general meeting of shareholders (the “Third Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination until June 25, 2025. In connection with that vote, the holders of 7,077,959 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $80,684,883. After the satisfaction of such redemptions, the balance in our trust account was approximately $22,798,912. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $518 held outside the trust account (as of December 31, 2024), although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. We will have access to approximately $518 held outside the trust account (as of December 31, 2024) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or exchange rules. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

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

Our initial shareholders owned, on an as-converted basis, approximately 20% of our outstanding ordinary shares immediately following the completion of our IPO. On December 18, 2024, we held the Third Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 7,077,959 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, the Slam Parties currently own, on an as-converted basis, approximately 81.4% of our outstanding ordinary shares.

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

We may not be able to find a suitable target business and consummate an initial business combination by the Termination Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the redemption of their shares, and our warrants will expire worthless. See the risk factor entitled “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than approximately $10.00 per public share” and other risk factors herein.

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

We have encountered and expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than approximately $10.00 per public share” and other risk factors herein.

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

Of the net proceeds of our IPO and the sale of the private placement warrants, only approximately $518 is available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least until the Termination Date; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than approximately $10.00 per public share” and other risk factors herein.

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

Upon the closing of our initial public offering, our initial shareholders owned, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares. On December 18, 2024, we held the Third Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 7,077,959 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, the Slam Parties currently own, on an as-converted basis approximately 81.4% of our outstanding ordinary shares. Consequently, the Slam Parties may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If the Slam Parties purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors or our special advisor, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our Board, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the Board will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit the proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of a majority of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders, the Other Class B Shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 88% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

The net proceeds from our IPO and the sale of the private placement warrants provided us with up to $558,075,000 to complete our initial business combination (after taking into account the $20,125,000 of deferred underwriting commissions being held in the trust account and the expenses of our IPO). Slam received Waivers from each of Goldman and BTIG, respectively; provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of a capital markets advisory fee from Lynk. On December 18, 2024, we held the Third Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 7,077,959 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $80,684,883.36. Following the First, Second and Third Extension meetings, after the satisfaction of such redemptions, the balance in our trust account was approximately $22,798,912.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are currently 483,694,733 and 483,694,733 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

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

Since only holders of our founder shares have the right to vote on the election of directors, we may be considered to be a “controlled company” and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of our IPO, only holders of our founder shares have the right to vote on the election of directors. As a result, we may be considered to be a “controlled company” within the meaning of the corporate governance standards of the listing standards for the security exchanges on which we expect to list. For example, under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

We do not currently intend to utilize these exemptions and we intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2024, we had approximately $518 in our operating bank accounts and a working capital deficit of approximately $3.8 million. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. We currently have a mandatory liquidation date of June 25, 2025 to complete a business combination. Although we expect to complete a business combination on or prior to June 25, 2025, it is uncertain whether we will be able to do so. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for an initial business combination. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing the our risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. In fiscal year 2024, we did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy and results of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on OTCQX. Our units commenced public trading on The Nasdaq Capital Market on February 23, 2021 under the symbol “SLAMU.” Our Class A ordinary shares and warrants began separate trading on Nasdaq on April 15, 2021, under the symbols “SLAM” and “SLAMW,” respectively.

On February 26, 2024, we received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of our securities on Nasdaq would be suspended at the opening of business on March 6, 2024, due to our non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

The Hearing occurred on April 25, 2024. On May 21, 2024, the Panel issued written notice of its decision to grant our request for an exception to its listing deficiencies until August 26, 2024 in light of the progress made toward closing the previously disclosed proposed business combination with Lynk.

On August 23, 2024, we received a notice (the “Delisting Notice”) from Nasdaq stating that Nasdaq has determined to delist Slam’s securities and will suspend trading in those securities effective at the open of business on August 27, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because Slam did not complete one or more business combination within 36 months of the effectiveness of its IPO registration statement. Nasdaq completed the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934, as amended, on Form 25 on January 29, 2025 with the SEC.

On September 19, 2024, we began trading our Class A ordinary shares, the Units, each consisting of one Class A Ordinary Share and one-fourth of one redeemable warrant, and redeemable warrants (“Warrants”), each one whole Warrant exercisable for one Class A Ordinary Share at a price of $11.50 per share, on the OTCQX under the symbols “SLAMF,” “SLMUF” and “SLMWF,” respectively.

Notwithstanding the delisting of Slam’s securities from Nasdaq, it remains the intention of Slam to continue to pursue the previously disclosed proposed business combination with Lynk, as well as the listing of Lynk on Nasdaq.

.

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

On November 30, 2021, April 6, 2022, May 31, 2022, August 31, 2022, December 28, 2022 and August 23, 2024, the Sponsor agreed to loan Slam $400,000 (the “2021 Note”), $150,000, $120,000, $150,000, $654,000 and $200,000 respectively, in Working Capital Loans (as defined below). As of December 31, 2024, Slam had borrowed $1,474,000 under the Working Capital Loans. On December 27, 2024, the Company issued an unsecured promissory note (“December 2024 Note”) to the Sponsor in the total principal amount of up to $600,000. As of December 31, 2024, there was $270,746 outstanding under the December 2024 Note.

The 2021 Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 18, 2024, we held the Third Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination until March 25, 2025. In connection with that vote, the holders of 7,077,959 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $80,684,883. After the satisfaction of such redemptions, the balance in our trust account was approximately $22,798,912.

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

As indicated in the accompanying financial statements, as of December 31, 2024, we had approximately $500 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the year ended December 31, 2024, we had net income of approximately $1.8 million, which consisted of approximately $3.7 million of interest income from cash held in the Trust Account, $1.8 million in non-operating income from the change in fair value of derivative warrant liabilities and $89,000 in non-operating loss from the change in fair value of backstop agreement liability, offset by approximately $3.4 million in general and administrative expenses and approximately $284,000 loss upon the issuance of the Backstop Agreement.

For the year ended December 31, 2023, we had net income of approximately $4.6 million, which consisted of approximately $11.7 million of interest income from cash and investments held in the Trust Account, offset by approximately $4.6 million in general and administrative expenses and approximately $2.6 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities.

Liquidity and Going Concern Considerations

As of December 31, 2024, we had approximately $500 in our operating bank account and a working capital deficit of approximately $3.8 million.

The Company’s liquidity needs through December 31, 2024 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2024 and 2023, there was $1,474,000 outstanding under the Working Capital Loans.

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

As of December 31, 2024 and 2023, there were amounts of $10,947,000 and $9,182,000, respectively, outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of December 31, 2024 and 2023, there was $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of December 31, 2024 and 2023, there was $800,000 outstanding under the August 2023 Note.

On December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of December 31, 2024 and 2023, there was $270,746 and $0 outstanding balance under the December 2024 Note, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition, the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through June 25, 2025, our scheduled liquidation date if we do not complete the initial business combination prior to such date. We intend to complete an initial business combination by June 25, 2025, but cannot guarantee such event. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 25, 2025.

Off-balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of December 31, 2024, we have identified the determination of the fair value of the Backstop Agreement as a critical accounting estimate. As of December 31, 2023, we did not have any critical accounting estimates to be disclosed.

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

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2024.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that internal control over financial reporting was effective as of December 31, 2024.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Director Independence

The OTCQX listing standards require that at least two (2) members of our Board be independent. Our Board has determined that Alexandre Zyngier, Lisa Harrington, Reggie Hudlin and Julian Nemirovsky are “independent directors” as defined in the OTCQX listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of OTCQX and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of the board of directors. Alexandre Zyngier, Lisa Harrington and Julian Nemirovsky serve on our audit committee. Our board of directors has determined that Alexandre Zyngier, Lisa Harrington and Julian Nemirovsky are independent under the OTCQX listing standards and applicable SEC rules. Alexandre Zyngier serves as the Chairman of the audit committee.

Under the OTCQX listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors determined that Alexandre Zyngier qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We established a compensation committee of our board of directors. The members of our compensation committee are Reggie Hudlin and Lisa Harrington, and Lisa Harrington serves as chair of the compensation committee. Our board of directors determined that Reggie Hudlin and Lisa Harrington are independent.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by OTCQX and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act and the rules promulgated thereunder. The Clawback Policy is also filed as an exhibit to this Report. We believe that it is in our best interests and the best interests of our stockholders to create and maintain a culture that emphasizes integrity and accountability. Our board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that we are required to prepare an accounting restatement of our financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by our compensation committee. Any determinations made by our compensation committee are final and binding on all affected individuals. The Clawback Policy applies to our current and former executive officers (as determined by our compensation committee in accordance with Section 10D of the Exchange Act and the rules promulgated thereunder) and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by our compensation committee.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics can be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, and employees that is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

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

Furthermore, in no event will our sponsor or any of our existing officers or directors or our special advisor, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on February 23, 2021, the date our securities were first publicly listed, we also reimbursed our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

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

Item 11. Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. On February 23, 2021, the date that our securities were first publicly listed, through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 17, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary share; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 2,000,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 14,375,000 Class B ordinary shares outstanding as of December 31, 2024. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the shares of Class A ordinary shares underlying the Private Placement Warrants held by our Sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares		Class A ordinary shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class(2)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Directors and Executive Officers
Alex Rodriguez	-	-	-	-	-
Himanshu Gulati	-	-	-	-	-
Kelly Laferriere(3)	30,000	*	-	-	*
Chetan Bansal	-	-	-	-	-
Ryan Bright(4)	5,000	*	-	-	*
Ann Berry(5)	5,000	*	-	-	*
Barbara Byrne(6)	9,000	*	-	-	*
Desiree Gruber(7)	30,000	*	-	-	*
Lisa Harrington(8)	10,000	*	-	-	*
Reggie Hudlin(9)	30,000	*	-	-	*
Julian Nemirovsky(10)	5,000	*	-	-	*
Alexandre Zyngier(11)	10,000	*	-	-	*
All officers and directors as a group (nine individuals)	90,000	*	-	-	*
Five Percent Holders
Slam Sponsor, LLC (our sponsor)(12)(13)	1,000	*	14,210,000	-	88%

(1)	Unless otherwise noted, the business address of each of our shareholders is 55 Hudson Yards, 47th Floor, Suite C, New York, New York 10001.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of the consummation of our initial business combination or earlier at the option of the holders thereof as described in the section entitled “Description of Securities.”

(3)	Includes 30,000 Class B ordinary shares beneficially owned directly by Ms. Laferriere.

(4)	Includes 5,000 Class B ordinary shares beneficially owned directly by Mr. Bright.

(5)	Includes 5,000 Class B ordinary shares beneficially owned directly by Ms. Berry. Ms. Berry tendered her resignation on April 25, 2023. Also on April 25, 2023, in connection with Ms. Berry’s resignation, the Sponsor exercised its option to repurchase 5,000 Class B ordinary shares previously sold by the Sponsor to Ms. Berry pursuant to the Securities Assignment Agreement dated March 11, 2022, among the Sponsor, the Company and Ms. Berry, which provided the Sponsor with an option to repurchase the Class B ordinary shares upon Ms. Berry’s resignation from the Company’s board of directors prior to vesting, at the original purchase price.

(6)	Includes 9,000 Class B ordinary shares beneficially owned directly by Ms. Byrne. Ms. Byrne tendered her resignation on February 2, 2023. Also on February 2, 2023, in connection with Ms. Byrne’s resignation, the Sponsor exercised its option to repurchase 21,000 Class B ordinary shares previously sold by the Sponsor to Ms. Byrne pursuant to the Securities Assignment Agreement dated January 31, 2021, among the Sponsor, the Company and Ms. Byrne, which provided the Sponsor with an option to repurchase the Class B ordinary shares upon Ms. Byrne’s resignation from the Company’s board of directors prior to vesting, at the original purchase price.

(7)	Includes 30,000 Class B ordinary shares beneficially owned directly by Ms. Gruber. Ms. Gruber tendered her resignation on November 9, 2023.

(8)	Includes 10,000 Class B ordinary shares beneficially owned directly by Ms. Harrington.

(9)	Includes 30,000 Class B ordinary shares beneficially owned directly by Mr. Hudlin.

(10)	Includes 5,000 Class B ordinary shares beneficially owned directly by Mr. Nemirovsky

(11)	Includes 10,000 Class B Ordinary Shares beneficially owned directly by Mr. Zyngier.

(12)	Interests shown consist solely of founder shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Slam Class A Ordinary Shares at the time of our initial business combination.

(13)	There are four managers of the Sponsor’s board of managers. Each manager has one vote, and the approval of a majority is required to approve an action of the Sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to the Sponsor. Based upon the foregoing analysis, no individual manager of the Sponsor exercises voting or dispositive control over any of the securities held by the Sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

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

On February 18, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,164,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $328,092,029.60. After the satisfaction of such redemptions, the balance in our trust account was approximately $258,427,084.32 and there were 25,335,163 Class A ordinary shares outstanding. Following such redemptions, our initial shareholders owned, on an as-converted basis, approximately 36.2% of our outstanding shares.

On December 22, 2023 we held the Second Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination until December 25, 2024. In connection with that vote, the holders of 16,257,204 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $176,359,122. After the satisfaction of such redemptions, the balance in our trust account was approximately $22,798,558 and there were and 9,077, 959 Class A ordinary shares outstanding. Following such redemptions, the Slam Parties owned, on an as-converted basis, approximately 61.3% of our outstanding shares.

On December 18, 2024, we held the Third Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination until March 25, 2025. In connection with that vote, the holders of 7,077,959 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $80,684,883.36. After the satisfaction of such redemptions, the balance in our trust account was approximately $22,798,912.34 and there were and 16,140,267 Class A ordinary shares outstanding. Following such redemptions, the Slam Parties owned, on an as-converted basis, approximately 87.1% of our outstanding shares.

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

On February 21, 2023 the company issued an unsecured promissory note in the amount of $10,447,000 to our sponsor. On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000. On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000, and on December 27, 2024, the Company issued an unsecured promissory note in the principal amount of $600,000. The notes do not bear interest and are repayable in full upon consummation of the Company’s initial business combination. As of December 31, 2024, April 1, 2024, December 31, 2023, and December 31, 2022 there were $12,717,746, $11,119,000, $10,682,000, and $0 promissory note loan amounts outstanding. As of December 31, 2024, April 1, 2024, December 31, 2023, and December 31, 2022 there were $1,474,000 working capital loan amounts outstanding. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first publicly listed through the earlier of the Company’s consummation of a business combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative and shared personnel support services provided to members of the Management, pursuant to an administrative support agreement.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2024 and 2023, and of services rendered in connection with our IPO, totaled approximately $131,000 and $82,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the years ended December 31, 2024 or 2023.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees for WithumSmith+Brown, PC for tax fees totaled approximately $4,000 and $4,000, for the years ended December 31, 2024 and 2023, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the years ended December 31, 2024 or 2023.

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

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of February 4, 2024, by and among Slam Corp., Slam Sponsor, LLC, Lynk Global Holdings, Inc., Lynk Global Inc., Lynk Merger Sub 1, LLC and Lynk Merger Sub 2, LLC (1)†
2.2	Amendment to the Business Combination Agreement, dated as of June 10, 2024, by and among Slam Corp., Slam Sponsor, LLC, Lynk Global Holdings, Inc., Lynk Global Inc., Lynk Merger Sub 1, LLC and Lynk Merger Sub 2, LLC.(11)
2.3	Amendment to the Business Combination Agreement, dated as of August 26, 2024, by and among Slam Corp., Slam Sponsor, LLC, Lynk Global Holdings, Inc., Lynk Global Inc., Lynk Merger Sub 1, LLC and Lynk Merger Sub 2, LLC.(12)
2.4	Third Amendment to the Business Combination Agreement, dated as of September 28, 2024, by and among Slam Corp., Slam Sponsor, LLC, Lynk Global Holdings, Inc., Lynk Global Inc., Lynk Merger Sub 1, LLC and Lynk Merger Sub 2, LLC.(13)
2.5	Fourth Amendment to the Business Combination Agreement, dated as of December 23, 2024, by and among Slam Corp., Slam Sponsor, LLC, Lynk Global Holdings, Inc., Lynk Global Inc., Lynk Merger Sub 1, LLC and Lynk Merger Sub 2, LLC.(15)
3.1	Amended and Restated Memorandum and Articles of Association.(2)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association.(3)
3.3	Amended and Restated Memorandum and Articles of Association.(15)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(2)
4.2	Description of Securities.(16)
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(2)
10.2	Promissory Note, dated, April 5, 2022, issued by Slam Corp. to Slam Sponsor, LLC.(4)
10.3	Promissory Note, dated May 31, 2022, issued by Slam Corp. to Slam Sponsor, LLC.(5)
10.4	Promissory Note, dated, August 31, 2022, issued by Slam Corp. to Slam Sponsor, LLC.(6)
10.5	Promissory Note, dated December 28, 2022, issued by Slam Corp. to Slam Sponsor, LLC.(7)
10.6	Promissory Note, dated February 21, 2023, issued by and among Slam Corp. and Slam Sponsor, LLC.(3)
10.7	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company(2)
10.8	Registration and Shareholder Rights Agreement among Company and Slam Sponsor, LLC.(2)
10.9	Letter Agreement between the Company and Slam Sponsor, LLC.(2)
10.10	Administrative Services Agreement between the Registrant and Slam Sponsor, LLC.(2)
10.11	Backstop Agreement, dated as of February 4, 2024, by and between Slam Corp., Lynk Global Holdings, Inc., Lynk Global Inc. and Antara Capital Master Fund, LP.(8)
10.12	Company Support Agreement, dated as of February 4, 2024, by and between Slam Corp., Lynk Global Inc., and the other insiders party thereto.(9)
10.13	Sponsor Letter Agreement, dated as of February 4, 2024 by and among Slam Sponsor, LLC, Slam Corp., the independent directors party thereto, the other insiders party thereto, Lynk Merger Sub 1, LLC, Lynk Merger Sub 2, LLC, and Lynk Global, Inc.(10)
10.14	Backstop Agreement Side Letter, dated as of February 4, 2024, by and between Slam Corp., Lynk Global Holdings, Inc., Lynk Global Inc. and Antara Capital Master Fund, LP.(16)
10.15	First Amendment to Promissory Note, dated August 23, 2024, by and among Slam Corp. and Slam Sponsor, LLC.(12)
10.16	Form of Non-Redemption Agreement.(14)
10.17	Promissory Note, dated December 27, 2024, by and among Slam Corp. and Slam Sponsor, LLC.(17)
19.1	Insider trading policy.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97.1	Slam Corp. Clawback Policy.(16)
101.INS	iXBRL Instance Document.*
101.SCH	iXBRL Taxonomy Extension Schema.*
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	iXBRL Taxonomy Extension Definition Linkbase.*
101.LAB	iXBRL Taxonomy Extension Label Linkbase.*
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). Slam agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request

(1)	Incorporated by reference to Exhibit 2.1 to the registrant’s and Lynk Global Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-277071) filed with the SEC on February 14, 2024.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2021.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 27, 2023.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on April 6, 2022.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on June 2, 2022.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2022.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 29, 2022.

(8)	Incorporated by reference to Exhibit 10.1 to the registrant’s and Lynk Global Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-277071) filed with the SEC on February 14, 2024.

(9)	Incorporated by reference to Exhibit 10.2 to the registrant’s and Lynk Global Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-277071) filed with the SEC on February 14, 2024.

(10)	Incorporated by reference to Exhibit 10.4 to the registrant’s and Lynk Global Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-277071) filed with the SEC on February 14, 2024.

(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2024.

(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 29, 2024.

(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 1, 2024.

(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 2, 2024.

(15)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 26, 2024.

(16)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.

(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 30, 2024.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on the 15th day of April, 2025.

SLAM CORP.

/s/ Alexander Rodriguez
Name:	Alexander Rodriguez
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alexander Rodriguez	Chief Executive Officer and Director	April 15, 2025
Alexander Rodriguez	(Principal Executive Officer)

/s/ Ryan Bright	Chief Financial Officer	April 15, 2025
Ryan Bright	(Principal Financial and Accounting Officer)

/s/ Himanshu Gulati	Chairman	April 15, 2025
Himanshu Gulati

/s/ Lisa Harrington	Director	April 15, 2025
Lisa Harrington

/s/ Reggie Hudlin	Director	April 15, 2025
Reggie Hudlin

/s/ Julian Nemirovsky	Director	April 15, 2025
Julian Nemirovsky

/s/ Alexandre Zyngier	Director	April 15, 2025
Alexandre Zyngier

SLAM CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Slam Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Slam Corp. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 25, 2025 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 15, 2025

PCAOB ID Number 100

SLAM CORP.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023

Assets:
Current assets:
Cash	$518	$75,550
Prepaid expenses	259,601	263,622
Total current assets	260,119	339,172
Cash held in Trust Account	22,852,136	98,798,296
Total Assets	$23,112,255	$99,137,468
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$669,205	$339,846
Due to Continental	172,500	—
Accrued expenses	3,248,577	2,635,310
Total current liabilities	4,090,282	2,975,156
Promissory Notes—related party	12,717,746	10,682,000
Backstop agreement liability	194,240	—
Advances from related party	1,259,772	—
Working Capital Loans—related party	1,474,000	1,474,000
Derivative warrant liabilities	3,110,705	4,884,580
Deferred underwriting commissions	20,125,000	20,125,000
Total liabilities	42,971,745	40,140,736
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,000,000 and 9,077,959 shares at redemption value of approximately $11.29 and $10.87 per share as of December 31, 2024 and 2023, respectively	22,579,636	98,698,296
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2024 and 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of December 31, 2024 and 2023	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(42,440,564)	(39,703,002)
Total shareholders’ deficit	(42,439,126)	(39,701,564)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$23,112,255	$99,137,468

The accompanying notes are an integral part of these financial statements.

SLAM CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
General and administrative expenses	$3,317,197	$4,432,428
General and administrative expenses—related party	120,000	120,000

Total operating expenses	(3,437,197)	(4,552,428)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,773,875	(2,570,830)
Change in fair value of backstop agreement liability	89,499	—
Issuance of Backstop agreement	(283,739)	—
Income from cash and investments held in Trust Account	3,686,223	11,709,378

Net income	$1,828,661	$4,586,120

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	8,826,556	29,294,944
Basic and diluted net income per share, Class A ordinary shares	$0.08	$0.11
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	14,375,000	14,375,000
Basic and diluted net income per share, Class B ordinary shares	$0.08	$0.11

The accompanying notes are an integral part of these financial statements.

SLAM CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 and 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	14,375,000	$1,438	$—	$(24,499,744)	$(24,498,306)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(19,789,378)	(19,789,378)
Net income	—	—	—	—	—	4,586,120	4,586,120
Balance - December 31, 2023	—	$—	14,375,000	$1,438	$—	$(39,703,002)	$(39,701,564)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(4,566,223)	(4,566,223)
Net income	—	—	—	—	—	1,828,661	1,828,661
Balance - December 31, 2024	—	$—	14,375,000	$1,438	$—	$(42,440,564)	$(42,439,126)

The accompanying notes are an integral part of these financial statements.

SLAM CORP.

STATEMENTS OF CASH FLOWS

	For Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$1,828,661	$4,586,120
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,773,875)	2,570,830
Change in fair value of backstop agreement liability	(89,499)	—
Issuance of Backstop Agreement	283,739	—
Income from cash and investments held in Trust Account	(3,686,223)	(11,709,378)
Changes in operating assets and liabilities:
Due to Continental	172,500	—
Prepaid expenses	4,021	41,923
Accounts payable	329,359	305,756
Accrued expenses	613,267	1,558,836
Net cash used in operating activities	(2,318,050)	(2,645,913)
Cash Flows from Investing Activities:
Erroneous deposit into Trust Account	(172,500)	—
Cash deposited in Trust Account	(880,000)	(8,080,000)
Cash withdrawn for redemptions	80,684,883	504,451,152
Net cash provided by investing activities	79,632,383	496,371,152
Cash Flows from Financing Activities:
Proceeds received from promissory note—related party	2,035,746	10,682,000
Redemption of Public Shares	(80,684,883)	(504,451,152)
Advances from related party	1,259,772	—
Net cash used in financing activities	(77,389,365)	(493,769,152)
Net change in cash	(75,032)	(43,913)
Cash—beginning of the year	75,550	119,463
Cash—end of the year	$518	$75,550

The accompanying notes are an integral part of these financial statements.

SLAM CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SLAM CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

If the Company is unable to complete an initial business combination by June 25, 2025 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

In connection with the vote to approve the Extension Amendment Proposal, the holders of 16,257,204 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of $176,359,122. As of December 31, 2023, there were 9,077,959 Public Shares outstanding.

On January 22, 2024, February 21, 2024, March 20, 2024, April 22, 2024, May 20, 2024, June 25, 2024, July 25, 2024, August 22, 2024 and September 19, 2024, the Board approved draws of an aggregate of $720,000 (the “Extension Funds”) pursuant to the New Note which Extension Funds the Company deposited into the Trust Account for its public shareholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from January 25, 2024 to February 25, 2024, from February 25, 2024 to March 25, 2024, from March 25, 2024 to April 25, 2024, from April 25, 2024 to May 25, 2024, from May 25, 2024 to June 25, 2024, from June 25, 2024 to July 25, 2024, from July 25, 2024 to August 25, 2024, from August 25, 2024 to September 25, 2024 and from September 25, 2024 to October 25, 2024, respectively (the “Extensions”). The Extensions are the first nine of eleven one-month extensions permitted under the Company’s Amended and Restated Memorandum and Articles of Association and provide the Company with additional time to complete its initial business combination. As of December 31, 2024, there was $10,947,000 outstanding under the New Note.

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

On October 28, 2024, Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, erroneously deposited $172,500 into the Trust Account. This erroneous deposit plus interest earned, total of approximately $174,540, was subsequently reimbursed to Continental Stock Transfer & Trust Company on March 4, 2025.

On December 18, 2024 we held an extraordinary general meeting of shareholders (the “Third Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination from December 25, 2024 to March 25, 2025 and to allow the Company, without another shareholder vote, to elect to extend the termination date on a monthly basis for up to three times by an additional one month each time until June 25, 2025.

In connection with that vote, the holders of 7,077,959 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of $80,684,883. As of December 31, 2024, there were 2,000,000 Public Shares outstanding.

SLAM CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

In connection with the extension to June 25, 2025, Sponsor has agreed to contribute to the Company as a loan (refer to the December 2024 Note below), $100,000 to be deposited into the Trust Account. In addition, within five business days of each of January 25, 2025 and February 25, 2025, Sponsor will make a deposit into the Trust Account of $100,000. In the event the Company does not consummate an initial business combination by March 25, 2025, Sponsor will deposit in the Trust Account $100,000 for an aggregate of up to $300,000 to extend the termination date to June 25, 2025.

Accordingly, on December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to Sponsor. The December 2024 Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the December 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of December 31, 2024, there was $270,746 outstanding under the December 2024 Note.

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

Liquidity and Going Concern Considerations

As of December 31, 2024, the Company had $518 in its operating bank account and working capital deficit of approximately $3.8 million.

The Company’s liquidity needs through December 31, 2024 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2024 and 2023, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued the New Note to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. On August 23, 2024, the Company and Sponsor amended the New Note to increase the aggregate principal amount from $10,447,000 to $10,947,000. All other material terms of the Amended Note remain in full force and effect. As of December 31, 2024 and 2023, there were amounts of $10,947,000 and $9,182,000, respectively, outstanding under the New Note.

SLAM CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of December 31, 2024 and 2023, there were amounts of $700,000 and $700,000, respectively, outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of December 31, 2024 and 2023, there were amounts of $800,000 and $800,000, respectively, outstanding under the August 2023 Note.

On December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of December 31, 2024, there was $270,746 outstanding under the December 2024 Note.

As of December 31, 2024 and 2023, Antara Capital Master Fund LP (“Antara”) paid $1,259,772 and $0, respectively, on behalf of the Company to pay for legal fees and D&O insurance, amounts of which are recorded in advances from related party in the accompanying balance sheets.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 25, 2025. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete an initial business combination prior to the mandatory liquidation date.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and the reported amounts of income and expenses during the reporting period. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. On November 2, 2022 and December 14, 2023, Slam received formal letters from each of Goldman and BTIG, respectively, that each bank has agreed to waive its right to the deferred underwriting commission provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of a capital markets advisory fee from Lynk. Goldman and BTIG did not receive any payment from Slam in connection with the fee waiver; provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of the aforementioned capital markets advisory fee from Lynk.

SLAM CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 and 2023.

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

Due to Continental

On October 28, 2024, Continental Stock Transfer & Trust Company (“Continental”), the trustee with respect to the Trust Account, erroneously deposited $172,500 into the Trust Account. This erroneous deposit plus interest earned, total of approximately $174,540, was subsequently reimbursed to Continental Stock Transfer & Trust Company on March 4, 2025.

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

SLAM CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Black-Scholes option pricing model and is subsequently valued using the observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2024 and 2023, is based on observable listed prices for such warrants.

Backstop Agreement

The Company evaluated the backstop agreement under FASB ASC 815 in which it was concluded that the settlement terms listed within the Backstop Agreement are not considered an input into a fixed-for-fixed contract as required under step 2 of FASB ASC 815-40-15 because they are neither specifically mentioned in FASB ASC 815-40-15 nor is it an input into a fixed-for-fixed contract. As a result, the Backstop Agreement is required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Accordingly, the Company recognized the Backstop Agreement as a liability at its fair value and will adjust the instrument to its fair value at each reporting period. The liability will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Backstop Agreement assumes Antara Capital Master Fund LP, a Cayman Islands exempted limited partnership (“Antara”) will fund the maximum number of shares and considers the probability of the backstop commitment consisting only of an amount equal to the difference between (x) the Minimum Cash Condition and (y) the sum of the Private Placement Net Financing Amount (as defined in the Backstop Agreement) and the Trust Amount (as defined in the Backstop Agreement), in no event will the backstop commitment exceed $25,000,000, and Antara will not be obligated to make the backstop commitment if the Minimum Cash Condition is satisfied (see Note 5).

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 2,000,000 and 9,077,959 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes.” FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

SLAM CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net Income per share for each class of ordinary shares:

	For the Year Ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$695,677	$1,132,984	$3,076,490	$1,509,630
Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,826,556	14,375,000	29,294,944	14,375,000
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.11	$0.11

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of this pronouncement did not have a material impact on the financial statements.

The Company’s Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the accompanying financial statements.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

On December 14, 2023, the Sponsor sold 5,000 Founder Shares, at a price of $1.00, or $5,000, to Julian Nemirovsky pursuant to Section 1 of that certain Securities Assignment Agreement dated December 14, 2023, among the Sponsor and Julian Nemirovsky in connection with Mr. Nemirovsky’s appointment to the Board.

The sale of Founder Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were effectively transferred subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. An initial business combination is not probable until it is completed. Share-based compensation would be recognized at the date an initial business combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the price initially received for the purchase of the Founder Shares. As of December 31, 2024, the Company determined that an initial business combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

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

DECEMBER 31, 2024

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

As of December 31, 2024 and 2023, there were amounts of $10,947,000 and $9,182,000, respectively, outstanding under the New Note.

On May 26, 2023, the Company issued the May 2023 Note in the principal amount of $700,000. The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete an initial business combination, the May 2023 Note shall not be repaid and all amounts owed under it will be forgiven. The May 2023 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable. As of December 31, 2024 and 2023, there was $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of December 31, 2024 and 2023, there was $800,000 outstanding under the August 2023 Note.

On December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of December 31, 2024 and 2023, there was $270,746 and $0 outstanding balance under the December 2024 Note, respectively.

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

On November 30, 2021, April 6, 2022, May 31, 2022, August 31, 2022, and December 28, 2022, the Sponsor agreed to loan the Company $400,000, $150,000, $120,000, $150,000 and $654,000, respectively, in Working Capital Loans. As of December 31, 2024 and 2023, the Company had borrowed $1,474,000 under the Working Capital Loans.

SLAM CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of an initial business combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial, administrative and shared personnel support services provided to members of Management, pursuant to an administrative support agreement. For the years ended December 31, 2024 and 2023, the Company incurred expenses of $120,000 under this agreement. As of December 31, 2024 and 2023, the Company had a $270,000 and $150,000 balance outstanding for services in connection with such agreement recorded under accounts payable on the accompanying balance sheets, respectively.

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

Due to Related Party

As of December 31, 2024 and 2023, the Sponsor paid $12,500 on behalf of the Company to pay for operating costs which is recorded in accounts payable in the accompanying balance sheets.

Advances from Related Party

As of December 31, 2024 and 2023, Antara paid $1,259,772 and $0, respectively, on behalf of the Company to pay for legal fees and D&O insurance, amounts of which are recorded in advances from related party in the accompanying balance sheets.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $11.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $20.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement. On November 2, 2022 and December 14, 2023, Slam received formal letters (the “Waivers”) from each of Goldman and BTIG, respectively, that each bank has agreed to waive its right to the deferred underwriting commission provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination (as defined below) and its receipt of a capital markets advisory fee from Lynk. Goldman and BTIG did not receive any payment from Slam in connection with the fee waiver; provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of the capital markets advisory fee from Lynk (as defined below). Waiver of the deferred underwriting fees by the underwriters is a condition to the Closing (as defined below) of the Business Combination, and BTIG and Goldman, the representatives of the underwriters for the IPO, have each agreed to waive the deferred underwriting commissions, and only with respect to BTIG, its waiver is subject to the closing of the Business Combination and BTIG’s receipt of a capital markets advisory fee.

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

SLAM CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

SLAM CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 2,000,000 and 9,077,959 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$583,360,070
Redemption of Public Shares	(504,451,152)
Deposit in connection with Extension Amendment Proposal	8,080,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	11,709,378
Class A ordinary shares subject to possible redemption at December 31, 2023	$98,698,296
Redemption of Public Shares	(80,684,883)
Deposit in connection with Extension Amendment Proposal	880,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	3,686,223
Class A ordinary shares subject to possible redemption at December 31, 2024	$22,579,636

Note 7—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 2,000,000 and 9,077,959 Class A ordinary shares issued and outstanding, respectively. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4). Holders of Class B ordinary shares of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.

SLAM CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Note 8—Derivative Warrant Liabilities

As of December 31, 2024 and 2023, the Company had 14,375,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Note 9—Fair Value Measurements

As of December 31, 2024, assets held in the Trust Account were comprised of $22,852,136 in cash, which includes a $172,500 erroneous deposit made by Continental, as further detailed in Note 2. For the year ended December 31, 2024, the trustee withdrew $80,684,883 from the Trust Account in connection with redemptions. As of December 31, 2023, assets held in the Trust Account were comprised of $98,798,296 in cash. Through December 31, 2023, the trustee withdrew $504,451,152 from the Trust Account in connection with redemptions.

SLAM CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public warrants	$1,739,375	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$1,371,330	$—
Backstop agreement liability	$—	$—	$194,240

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public warrants	$2,731,250	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$2,153,330	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in April 2021. Accordingly, the estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 because the fair value of the Private Placement Warrants was equivalent to the Public Warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants.

For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. As of December 31, 2024 and 2023, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms and qualified as a similar security; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table above.

For the year ended December 31, 2024, the Company recognized a gain of approximately $1.8 million presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations. For the year ended December 31, 2023, the Company recognized a loss of approximately $2.6 million presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.

SLAM CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Note 10 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash held in Trust Account	$22,852,136	$98,798,296
Cash	$518	$75,550

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative costs	$3,437,197	$4,552,428
Interest earned on investments held in Trust Account	$3,686,223	$11,709,378

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

Note 11—Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 28, 2024, Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, erroneously deposited $172,500 into the Trust Account. This erroneous deposit plus interest earned, total of approximately $174,540, was subsequently reimbursed to Continental Stock Transfer & Trust Company on March 4, 2025.

On January 16, 2025, the Sponsor converted an aggregate of 14,210,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. The Sponsor has agreed to waive any right to receive funds from the Company’s Trust Account with respect to the Public Shares received upon such conversion and will acknowledge that such shares will be subject to all of the restrictions applicable to the original Class B Ordinary Shares under the terms of that certain letter agreement, dated as of February 22, 2021, by and among the Company and its initial shareholders, directors and officers, and that certain letter agreement, dated as of February 4, 2024, by and among, the Company, Lynk, the Company’s directors and officers, the Sponsor and other parties thereto.

In connection with the extension to June 25, 2025, Sponsor contributed $100,000 to the Company under the December 2024 Note on January 28, 2025, February 25, 2025 and March 25, 2025. As of the date of the filing of this form 10-K, there was $570,746 outstanding under the December 2024 Note.