Form 10-Q
period 2025-03-31
Slam Corp.
filed 2025-05-15
CIK 1838162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, 16,140,267 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”) and 165,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

SLAM CORP.

Form 10-Q

For the Quarter Ended March 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SLAM CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets:
Cash	$66	$518
Prepaid expenses	158,722	259,601
Trust account receivable	135,122	—
Total current assets	293,910	260,119
Cash held in Trust Account	23,262,580	22,852,136
Total Assets	$23,556,490	$23,112,255
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$932,385	$669,205
Due to Continental	—	172,500
Accrued expenses	2,749,533	3,248,577
Total current liabilities	3,681,918	4,090,282
Promissory Notes—related party	13,047,000	12,717,746
Backstop agreement liability	233,350	194,240
Advances from related party	1,308,426	1,259,772
Advances from Sponsor	501,646	—
Working Capital Loans—related party	1,474,000	1,474,000
Derivative warrant liabilities	3,601,738	3,110,705
Deferred underwriting commissions	20,125,000	20,125,000
Total liabilities	43,973,078	42,971,745
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,000,000 shares at redemption value of approximately $11.70 and $11.29 per share as of March 31, 2025 and December 31, 2024, respectively	23,397,702	22,579,636
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 14,210,000 and 0 non-redeemable shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,421	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 165,000 and 14,375,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	17	1,438
Additional paid-in capital	—	—
Accumulated deficit	(43,815,728)	(42,440,564)
Total shareholders’ deficit	(43,814,290)	(42,439,126)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$23,556,490	$23,112,255

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
General and administrative expenses	$315,021	$1,777,949
General and administrative expenses—related party	30,000	30,000
Total operating expenses	(345,021)	(1,807,949)

Other income (expense):
Change in fair value of derivative warrant liabilities	(491,033)	257,080
Change in fair value of backstop agreement	(39,110)	(45,246)
Issuance of backstop agreement	—	(283,739)
Income from cash held in Trust Account	182,944	933,227
Net loss	$(692,220)	$(946,627)

Weighted average shares outstanding of Class A ordinary shares redeemable shares	2,000,000	9,077,959
Basic and diluted net loss per share, Class A ordinary shares redeemable shares	$(0.04)	$(0.04)
Weighted average shares outstanding of Class B ordinary shares non-redeemable shares	14,375,000	14,375,000
Basic and diluted net loss per share, Class B ordinary shares non-redeemable shares	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2024	—	$—	14,375,000	$1,438	$—	$(42,440,564)	$(42,439,126)
Conversion of Class B ordinary shares to Class A ordinary shares	14,210,000	1,421	(14,210,000)	(1,421)	—	—	—
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(682,944)	(682,944)
Net loss	—	—	—	—	—	(692,220)	(692,220)
Balance—March 31, 2025 (unaudited)	14,210,000	$1,421	165,000	$17	$—	$(43,815,728)	$(43,814,290)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	—	$—	14,375,000	$1,438	$—	$(39,703,002)	$(39,701,564)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,173,227)	(1,173,227)
Net loss	—	—	—	—	—	(946,627)	(946,627)
Balance – March 31, 2024 (unaudited)	—	$—	14,375,000	$1,438	$—	$(41,822,856)	$(41,821,418)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(692,220)	$(946,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	491,033	(257,080)
Change in fair value of Backstop agreement	39,110	45,246
Issuance of Backstop agreement	—	283,739
Income from cash held in Trust Account	(182,944)	(933,227)
Changes in operating assets and liabilities:
Due to Continental	(172,500)	—
Prepaid expenses	100,879	263,622
Accounts payable	263,180	130,826
Accrued expenses	(499,044)	1,233,975
Net cash used in operating activities	(652,506)	(179,526)

Cash Flows from Investing Activities:
Erroneous deposit returned to Continental	172,500	—
Cash deposited in Trust Account	(400,000)	(240,000)
Net cash used in investing activities	(227,500)	(240,000)

Cash Flows from Financing Activities:
Proceeds received from promissory note - related party	329,254	437,000
Repayment of advances from related party	(201,346)	—
Advances from Sponsor	501,646	—
Advances from related party	250,000	—
Net cash provided by financing activities	879,554	437,000

Net change in cash	(452)	17,474
Cash—beginning of the period	518	75,550
Cash—end of the period	$66	$93,024
Noncash investing and financing activity:
Increase in redemption value of Class A ordinary shares subject to possible redemption in connection with Trust Account receivable	$135,122	$—

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

As of March 31, 2025, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

If the Company is unable to complete an initial business combination by June 25, 2025 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

In connection with the redemption of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less taxes payable).

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On January 22, 2024, February 21, 2024, March 20, 2024, April 22, 2024, May 20, 2024, June 25, 2024, July 25, 2024, August 22, 2024 and September 19, 2024, the Board approved draws of an aggregate of $720,000 (the “Extension Funds”) pursuant to the New Note which Extension Funds the Company deposited into the Trust Account for its public shareholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from January 25, 2024 to February 25, 2024, from February 25, 2024 to March 25, 2024, from March 25, 2024 to April 25, 2024, from April 25, 2024 to May 25, 2024, from May 25, 2024 to June 25, 2024, from June 25, 2024 to July 25, 2024, from July 25, 2024 to August 25, 2024, from August 25, 2024 to September 25, 2024 and from September 25, 2024 to October 25, 2024, respectively.

On August 23, 2024, the Company and Sponsor amended the New Note to increase the aggregate principal amount from $10,447,000 to $10,947,000. All other material terms of the Amended Note remain in full force and effect. As of March 31, 2025 and December 31, 2024, there was $10,947,000 outstanding under the New Note.

On October 28, 2024, Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, erroneously deposited $172,500 into the Trust Account. This erroneous deposit plus interest earned, totaling approximately $174,540, was subsequently reimbursed to Continental Stock Transfer & Trust Company on March 4, 2025.

On December 18, 2024 we held an extraordinary general meeting of shareholders (the “Third Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination from December 25, 2024 to March 25, 2025 and to allow the Company, without another shareholder vote, to elect to extend the termination date on a monthly basis for up to three times by an additional one month each time until June 25, 2025 (the “Monthly Extensions”).

In connection with that vote, the holders of 7,077,959 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of $80,684,883. As of March 31, 2025 and December 31, 2024, there were 2,000,000 Public Shares outstanding.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the extension to June 25, 2025, Sponsor contributed $100,000 to the Company under the December 2024 Note on January 28, 2025, February 25, 2025 and March 25, 2025.

Accordingly, on December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to the Sponsor. The December 2024 Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the December 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of March 31, 2025 and December 31, 2024, there was $600,000 and $270,746 outstanding under the December 2024 Note, respectively.

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

Liquidity and Going Concern Considerations

As of March 31, 2025, the Company had $66 in its operating bank account and working capital deficit of approximately $3.4 million.

The Company’s liquidity needs through March 31, 2025 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2025 and December 31, 2024, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued the New Note to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. On August 23, 2024, the Company and Sponsor amended the New Note to increase the aggregate principal amount from $10,447,000 to $10,947,000. All other material terms of the Amended Note remain in full force and effect. As of March 31, 2025 and December 31, 2024, there were amounts of $10,947,000 outstanding under the New Note.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of March 31, 2025 and December 31, 2024, there were amounts of $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of March 31, 2025 and December 31, 2024, there were amounts of $800,000 outstanding under the August 2023 Note.

On December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of March 31, 2025 and December 31, 2024, there was $600,000 and $270,746 outstanding under the December 2024 Note, respectively.

As of March 31, 2025 and December 31, 2024, Antara Capital Master Fund LP (“Antara”) paid $1,308,426 and $1,259,772, respectively, on behalf of the Company to pay for legal fees and D&O insurance, amounts of which are recorded in advances from related party in the accompanying balance sheets.

As of March 31, 2025, Sponsor has funded the Company in advances (the “Sponsor Advances”) to pay for general operating fees of which are recorded in advances from Sponsor in the accompanying balance sheets.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of Management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on April 15, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 15, 2025.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and the reported amounts of income and expenses during the reporting period. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. On November 2, 2022 and December 14, 2023, Slam received formal letters from each of Goldman and BTIG, respectively, that each bank has agreed to waive its right to the deferred underwriting commission provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of a capital markets advisory fee from Lynk. Goldman and BTIG did not receive any payment from Slam in connection with the fee waiver; provided, however, BTIG’s waiver is conditioned upon the consummation of the Business Combination and its receipt of the aforementioned capital markets advisory fee from Lynk.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Cash Held in the Trust Account

On February 17, 2023, the Company liquidated the U.S. government treasury obligations and money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial business combination or liquidation. Prior to February 17, 2023, the Company’s portfolio of investments held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value or a combination thereof. When the Company’s investments were held in the Trust Account comprised of U.S. government securities, the investments were classified as trading securities. When the Company’s investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from cash held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Due to Continental

On October 28, 2024, Continental Stock Transfer & Trust Company (“Continental”), the trustee with respect to the Trust Account, erroneously deposited $172,500 into the Trust Account. This erroneous deposit plus interest earned, total of approximately $174,540, was subsequently reimbursed to Continental Stock Transfer & Trust Company on March 4, 2025.

Trust Account Receivable

On October 28, 2024, Continental erroneously deposited a total of approximately $174,540. As a result of this error, the Trust Account contained $174,540 more funds than it otherwise would have at the time of the Third Extension Meeting. In connection with the Third Extension Meeting, Continental paid shareholders of Slam who properly redeemed their shares $135,122 more than they would have received if the erroneous deposit had not occurred. As such, Continental returned $135,122 to the Company’s Trust Account on April 14, 2025.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Black-Scholes option pricing model and is subsequently valued using the observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of March 31, 2025 and December 31, 2024, is based on observable listed prices for such warrants.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, 2,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes.” FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial business combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2025 and 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2025		2024
	Class A Redeemable	Class A and Class B Non- Redeemable	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss, basic and diluted	$(84,546)	$(607,674)	$(366,412)	$(580,215)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,000,000	14,375,000	9,077,959	14,375,000
Basic and diluted net loss per ordinary share	$(0.04)	$(0.04)	$(0.04)	$(0.04)

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company’s Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

On January 16, 2025, the Sponsor converted an aggregate of 14,210,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. The Sponsor has agreed to waive any right to receive funds from the Company’s Trust Account with respect to the Public Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original Class B Ordinary Shares under the terms of that certain letter agreement, dated as of February 22, 2021, by and among the Company and its initial shareholders, directors and officers, and that certain letter agreement, dated as of February 4, 2024, by and among, the Company, Lynk, the Company’s directors and officers, the Sponsor and other parties thereto.

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

The sale of Founder Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were effectively transferred subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. An initial business combination is not probable until it is completed. Share-based compensation would be recognized at the date an initial business combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the price initially received for the purchase of the Founder Shares. As of March 31, 2025, the Company determined that an initial business combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

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

As of March 31, 2025 and December 31, 2024, there were amounts of $10,947,000 outstanding under the New Note.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 26, 2023, the Company issued the May 2023 Note in the principal amount of $700,000. The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete an initial business combination, the May 2023 Note shall not be repaid and all amounts owed under it will be forgiven. The May 2023 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable. As of March 31, 2025 and December 31, 2024, there was $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of March 31, 2025 and December 31, 2024, there was $800,000 outstanding under the August 2023 Note.

On December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of March 31, 2025 and December 31, 2024, there was $600,000 and $270,746 outstanding balance under the December 2024 Note, respectively.

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On November 30, 2021, April 6, 2022, May 31, 2022, August 31, 2022, and December 28, 2022, the Sponsor agreed to loan the Company $400,000, $150,000, $120,000, $150,000 and $654,000, respectively, in Working Capital Loans. As of March 31, 2025 and December 31, 2024, the Company had borrowed $1,474,000 under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of an initial business combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial, administrative and shared personnel support services provided to members of Management, pursuant to an administrative support agreement. For the three months ended March 31, 2025 and 2024, the Company incurred expenses of $30,000 under this agreement. As of March 31, 2025 and December 31, 2024, the Company had a $300,000 and $270,000 balance outstanding for services in connection with such agreement recorded under accounts payable on the accompanying balance sheets, respectively.

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

Due to Related Party

As of March 31, 2025 and December 31, 2024, the Sponsor paid $12,500 on behalf of the Company to pay for operating costs which is recorded in accounts payable in the accompanying balance sheets.

Advances from Related Party

As of March 31, 2025 and December 31, 2024, Antara paid $1,308,426 and $1,259,772, respectively, on behalf of the Company to pay for legal fees and D&O insurance, amounts of which are recorded in advances from related party in the accompanying balance sheets.

Advances from Sponsor

As of March 31, 2025, Sponsor has funded the Company in advances to pay for general operating fees of which are recorded in advances from Sponsor in the accompanying balance sheets.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Nasdaq Delisting

On August 23, 2024, the Company received a notice (the “Delisting Notice”) from Nasdaq stating that Nasdaq has determined to delist the Company’s securities on The Nasdaq Capital Market effective at the open of business on August 27, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because the Company did not complete one or more business combination within 36 months of the effectiveness of its IPO registration statement. Nasdaq completed the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934, as amended, on Form 25 on January 29, 2025 with the SEC.

On September 19, 2024, the Company began trading its Class A ordinary shares, Units, each consisting of one Class A ordinary share and one-fourth of one redeemable Public Warrant, and Public Warrants, each one whole Public Warrant exercisable for one Class A ordinary share at a price of $11.50 per share, on the OTCQX under the symbols “SLAMF”, “SLMUF” and “SLMWF”, respectively.

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 2,000,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at December 31, 2023	$98,698,296
Redemption of Public Shares	(80,684,883)
Deposit in connection with Extension Amendment Proposal	880,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	3,686,223
Class A ordinary shares subject to possible redemption at December 31, 2024	$22,579,636
Increase in connection with Trust Account receivable (see Note 2)	135,122
Deposit in connection with Extension Amendment Proposal	400,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	282,944
Class A ordinary shares subject to possible redemption at March 31, 2025	$23,397,702

Note 7—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 16,210,000 and 2,000,000 Class A ordinary shares issued and outstanding, respectively. Of the 16,210,000 Class A ordinary shares outstanding as of March 31, 2025, 2,000,000 were subject to possible redemption and classified as temporary equity. As of December 31, 2024, all Class A ordinary shares were subject to possible redemption and were therefore classified as temporary equity (see Note 6).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 165,000 and 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4), respectively. Holders of Class B ordinary shares of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.

Class B Ordinary Share Conversion

On January 16, 2025, the Sponsor converted 14,210,000 Class B ordinary shares into Class A ordinary shares on a one-for-one basis following the Third Extension Meeting. The Sponsor has agreed to waive any right to receive funds from the Company’s Trust Account with respect to the Class A ordinary shares received upon such conversion and will acknowledge that such shares will be subject to all of the restrictions applicable to the original Class B ordinary shares under the terms of that certain letter agreement, dated as of February 22, 2021, by and among the Company and its initial shareholders, directors and officers, and that certain letter agreement, dated as of February 4, 2024, by and among, the Company, Lynk Global, Inc. (“Lynk”), the Company’s directors and officers, the Sponsor and other parties thereto.

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

Note 8—Derivative Warrant Liabilities

As of March 31, 2025 and December 31, 2024, the Company had 14,375,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public warrants	$—	$2,013,937	$—
Derivative warrant liabilities—Private placement warrants	$—	$1,587,800	$—
Backstop agreement liability	$—	$—	$233,350

December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public warrants	$1,739,375	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$1,371,330	$—
Backstop agreement liability	$—	$—	$194,240

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in April 2021. Accordingly, the estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 because the fair value of the Private Placement Warrants was equivalent to the Public Warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. During the three months ended March 31, 2025, the estimated fair value of the Public Warrants was transferred from Level 1 fair value measurement to Level 2 due to insufficient trading volume.

For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. As of March 31, 2025 and December 31, 2024, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms and qualified as a similar security; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table above.

For the three months ended March 31, 2025, the Company recognized a loss of approximately $491,000 presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations. For the three months ended March 31, 2024, the Company recognized a gain of approximately $257,000 presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

For the three months ended March 31, 2025 and 2024, the Company recognized a loss of approximately $39,000 and $45,000 presented as change in fair value of backstop agreement in the accompanying unaudited condensed statements of operations, respectively.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

	March 31, 2025	December 31, 2024
Cash held in Trust Account	$23,262,580	$22,852,136
Cash	$66	$518

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative costs	$345,021	$1,807,949
Interest earned on investments held in Trust Account	$182,944	$933,227

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

Note 11—Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, besides the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

In connection with the redemption payout during the Third Extension Meeting, Continental paid out $135,122 of the $172,500 that was erroneously deposited into the Trust Account (see Note 2). As such, Continental returned $135,122 to the Company’s Trust Account on April 14, 2025.

On May 15, 2025, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “May Note”) to the Sponsor and ratified drawdowns in the total amount of $501,646 in connection with the Sponsor Advances. The May Note does not bear interest and matures upon closing of the Company’s initial business combination.

In connection with the extension to May 25, 2025, Sponsor contributed $100,000 to the Company under the May 2025 Note on April 24, 2025.

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

As indicated in the accompanying financial statements, as of March 31, 2025, we had approximately $70 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended March 31, 2025, we had net loss of approximately $692,000, which consisted of approximately $491,000 in non-operating loss resulting from the change in fair value of derivative warrant liabilities, approximately $345,000 in general and administrative expenses, and approximately $39,000 in non-operating loss resulting from the change in fair value of backstop agreement liability, offset by approximately $183,000 of interest from cash and investments held in Trust Account.

For the three months ended March 31, 2024, we had net loss of approximately $947,000, which consisted of approximately $1.8 million in general and administrative expenses and approximately $284,000 in issuance of Backstop Agreement and approximately $45,000 in non-operating loss resulting from the change in fair value of backstop agreement liability, offset by approximately $933,000 of interest from cash held in Trust Account and approximately $257,000 in non-operating gain resulting from the change in fair value of derivative warrant liabilities.

Liquidity and Going Concern Considerations

As of March 31, 2025, we had approximately $70 in our operating bank account and a working capital deficit of approximately $3.4 million.

The Company’s liquidity needs through March 31, 2025 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2025 and December 31, 2024, there was $1,474,000 outstanding under the Working Capital Loans.

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

As of March 31, 2025 and December 31, 2024, there were $10,947,000 outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of March 31, 2025 and December 31, 2024, there was $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of March 31, 2025 and December 31, 2024, there was $800,000 outstanding under the August 2023 Note.

On December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of March 31, 2025 and December 31, 2024, there was $600,000 and $270,746 outstanding balance under the December 2024 Note, respectively.

As of March 31, 2025, Sponsor has funded the Company in advances (the “Sponsor Advances”) to pay for general operating fees of which are recorded in advances from the Sponsor in the accompanying balance sheets.

On May 15, 2025, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “May Note”) to the Sponsor and ratified drawdowns in the total amount of $501,646 in connection with the Sponsor Advances. The May Note does not bear interest and matures upon closing of the Company’s initial business combination.

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

Off-balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of March 31, 2025 and December 31, 2024, we have identified the determination of the fair value of the Backstop Agreement as a critical accounting estimate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For risk factors relating to our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Any of these factors could result in a significant or material adverse effect on the results of our operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Dated: May 15, 2025	SLAM CORP.

	By:	/s/ Alex Rodriguez
	Name:	Alex Rodriguez
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Bright
	Name:	Ryan Bright
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)