Form 10-Q
period 2025-06-30
Slam Corp.
filed 2026-09-25
CIK 1838162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of September 23, 2026, 14,284,324 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”) and 165,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

SLAM CORP.

Form 10-Q

For the Quarter Ended June 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SLAM CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets:
Cash	$8,773	$518
Prepaid expenses	178,348	259,601
Total current assets	187,121	260,119
Cash held in Trust Account	23,788,578	22,852,136
Total Assets	$23,975,699	$23,112,255

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$804,535	$669,205
Due to Continental	—	172,500
Accrued expenses	2,620,011	3,248,577
Total current liabilities	3,424,546	4,090,282
Promissory Notes—related party	14,040,982	12,717,746
Backstop agreement liability	—	194,240
Advances from related party	1,798,426	1,259,772
Working Capital Loans—related party	1,474,000	1,474,000
Due to redeeming shareholders	22,485,938	—
Derivative warrant liabilities	652,995	3,110,705
Deferred underwriting commissions	20,125,000	20,125,000
Total liabilities	64,001,887	42,971,745
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 114,053 and 2,000,000 shares at redemption value of approximately $11.42 and $11.29 per share as of June 30, 2025 and December 31, 2024, respectively	1,302,641	22,579,636
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 14,210,000 and 0 non-redeemable shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,421	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 165,000 and 14,375,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	17	1,438
Additional paid-in capital	—	—
Accumulated deficit	(41,330,267)	(42,440,564)
Total shareholders’ deficit	(41,328,829)	(42,439,126)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$23,975,699	$23,112,255

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

General and administrative expenses	$466,631	$724,846	$781,652	$2,502,795
General and administrative expenses—related party	30,000	30,000	60,000	60,000
Total operating expenses	(496,631)	(754,846)	(841,652)	(2,562,795)

Other loss:
Change in fair value of derivative warrant liabilities	2,948,743	(1,768,730)	2,457,710	(1,511,650)
Change in fair value of backstop agreement	—	13,244	(39,110)	(32,002)
Gain from extinguishment of backstop agreement	233,350	—	233,350	—
Issuance of backstop agreement	—	—	—	(283,739)
Income from cash held in Trust Account	190,876	944,208	373,820	1,877,435
Net loss	$2,876,338	$(1,566,124)	$2,184,118	$(2,512,751)

Weighted average shares outstanding of Class A ordinary redeemable shares, basic and diluted	1,730,579	9,077,959	1,864,545	9,077,959
Basic and diluted net loss per share, Class A ordinary redeemable shares	$0.18	$(0.07)	$0.13	$(0.11)

Weighted average shares outstanding of Class B ordinary non-redeemable shares, basic and diluted	14,375,000	14,375,000	14,375,000	14,375,000
Basic and diluted net loss per share, Class B ordinary non-redeemable shares	$0.18	(0.07)	0.13	(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2024	—	$—	14,375,000	$1,438	$—	$(42,440,564)	$(42,439,126)
Conversion of Class B ordinary shares to Class A ordinary shares	14,210,000	1,421	(14,210,000)	(1,421)	—	—	—
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(682,944)	(682,944)
Net loss	—	—	—	—	—	(692,220)	(692,220)
Balance—March 31, 2025 (unaudited)	14,210,000	$1,421	165,000	$17	$—	$(43,815,728)	$(43,814,290)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(390,877)	(390,877)
Net loss	—	—	—	—	—	2,876,338	2,876,338
Balance—June 30, 2025 (unaudited)	14,210,000	$1,421	165,000	$17	$—	$(41,330,267)	$(41,328,829)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2023	—	$—	14,375,000	$1,438	$—	$(39,703,002)	$(39,701,564)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,173,227)	(1,173,227)
Net loss	—	—	—	—	—	(946,627)	(946,627)
Balance—March 31, 2024 (unaudited)	—	$—	14,375,000	$1,438	$—	$(41,822,856)	$(41,821,418)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,184,208)	(1,184,208)
Net loss	—	—	—	—	—	(1,566,124)	(1,566,124)
Balance—June 30, 2024 (unaudited)	—	$—	14,375,000	$1,438	$—	$(44,573,188)	$(44,571,750)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$2,184,118	$(2,512,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,457,710)	1,511,650
Change in fair value of Backstop agreement	39,110	32,002
Gain from extinguishment of Backstop agreement	(233,350)	—
Issuance of Backstop agreement	—	283,739
Income from cash held in Trust Account	(373,820)	(1,877,435)
Changes in operating assets and liabilities:
Due to Continental	(172,500)	—
Prepaid expenses	81,253	223,122
Accounts payable	385,330	108,013
Accrued expenses	(628,566)	1,473,935
Net cash used in operating activities	(1,176,135)	(757,725)

Cash Flows from Investing Activities:
Erroneous deposit by Continental	172,500	—
Cash deposited in Trust Account	(600,000)	(480,000)
Net cash used in investing activities	(427,500)	(480,000)

Cash Flows from Financing Activities:
Proceeds received from promissory note - related party	1,323,236	1,177,000
Repayment of advances from related party	(201,346)	—
Advances from related party	490,000	—
Net cash provided by financing activities	1,611,890	1,177,000

Net change in cash	8,255	(60,725)
Cash—beginning of the period	518	75,550
Cash—end of the period	$8,773	$14,825

Supplemental Disclosure of Noncash Financing Activities
Vendor payment made by related party	$250,000	$—
Increase in redemption value of Class A ordinary shares subject to possible redemption in connection with Trust Account receivable	$135,122	$—

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

As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Slam Sponsor, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 22, 2021. On February 25, 2021, the Company consummated its Initial Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered “the Public Shares”), including 7,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.5 million, of which approximately $20.1 million was for deferred underwriting commissions (see Note 5).

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On August 23, 2024, the Company and Sponsor amended the New Note to increase the aggregate principal amount from $10,447,000 to $10,947,000. All other material terms of the Amended Note remain in full force and effect. As of June 30, 2025 and December 31, 2024, there was $10,947,000 outstanding under the New Note.

On October 28, 2024, Continental Stock Transfer & Trust Company (“Continental”), the trustee with respect to the Trust Account, erroneously deposited $172,500 into the Trust Account. This erroneous deposit plus interest earned, totaling approximately $174,540, was subsequently reimbursed to Continental on March 4, 2025. In connection with the Third Extension Meeting (as defined below), Continental paid shareholders of the Company who properly redeemed their shares $135,122 more than they would have received if the erroneous deposit had not occurred. As such, Continental returned $135,122 to the Company’s Trust Account on April 14, 2025.

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

Accordingly, on December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to the Sponsor. The December 2024 Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the December 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of June 30, 2025 and December 31, 2024, there was $600,000 and $270,746 outstanding under the December 2024 Note, respectively.

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

On May 15, 2025, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “May 2025 Note”) to the Sponsor. The May 2025 Note does not bear interest and matures upon closing of the Company’s initial business combination. As of June 30, 2025 and December 31, 2024, there was $993,982 and $0 outstanding balance under the May 2025 Note, respectively.

On June 6, 2025, the Company filed a definitive proxy statement (the “Proxy Statement”) announcing that it will hold an extraordinary general meeting of the Company (the “June 2025 Shareholder Meeting”) to vote on a proposed amendment to the Company’s amended and restated memorandum and articles of association to (a) extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination (as defined in the Proxy Statement) from June 25, 2025 to December 24, 2025 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to extend the Termination Date to consummate a Business Combination on a monthly basis for up to five times by an additional one month each time after the Articles Extension Date, by resolution of the board of directors of the Company, if requested by Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until December 25, 2025 or a total of up to five months after the Articles Extension Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”) and (b) to adjourn the June 2025 Shareholder Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the June 2025 Shareholder Meeting, there are insufficient class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) and class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” and together with the Class A Ordinary Shares, the “Ordinary Shares”) in the capital of the Company represented (either in person or by proxy) to constitute a quorum necessary to conduct business at the June 2025 Shareholder Meeting or to approve the Extension Amendment Proposal or (ii) where the Board has determined it is otherwise necessary.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The shareholders of the Company approved the Extension Amendment Proposal at the Shareholder Meeting and on June 18, 2025, the Company filed an amendment to the Articles (the “Articles Amendment”) with the Registrar of Companies of the Cayman Islands, effective June 18, 2025.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 1,885,947 Public Shares properly exercised their right to redeem their shares for an aggregate redemption amount of $22,485,938. As of June 30, 2025 and December 31, 2024, there were 114,053 and 2,000,000 Public Shares outstanding, respectively.

On December 24, 2025, the Company held a shareholder meeting to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination (the “Articles Extension”) from December 25, 2025 to December 25, 2026 (the “2026 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to five times by an additional one month each time after the 2026 Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor and upon five days’ advance notice prior to the applicable Termination Date, until May 25, 2027, or a total of up to five months after the 2026 Articles Extension Date, unless the closing of a business combination shall have occurred prior to such date (the “2026 Extension Amendment Proposal”).

The shareholders of the Company approved the 2026 Extension Amendment Proposal at the shareholder meeting and on December 24, 2025, the Company filed an amendment to the Articles (the “December 2025 Articles Amendment”) with the Registrar of Companies of the Cayman Islands, effective December 24, 2025.

In connection with the vote to approve the 2026 Extension Amendment Proposal, the holders of 39,729 Public Shares properly exercised their right to redeem their shares for an aggregate redemption amount of $481,692.

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

Liquidity and Going Concern Considerations

As of June 30, 2025, the Company had $8,773 in its operating bank account and working capital deficit of approximately $3.2 million.

The Company’s liquidity needs through June 30, 2025 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2025 and December 31, 2024, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued the New Note to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. On August 23, 2024, the Company and Sponsor amended the New Note to increase the aggregate principal amount from $10,447,000 to $10,947,000. All other material terms of the Amended Note remain in full force and effect. As of June 30, 2025 and December 31, 2024, there were amounts of $10,947,000 outstanding under the New Note.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of June 30, 2025 and December 31, 2024, there were amounts of $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of June 30, 2025 and December 31, 2024, there were amounts of $800,000 outstanding under the August 2023 Note.

On December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of June 30, 2025 and December 31, 2024, there was $600,000 and $270,746 outstanding under the December 2024 Note, respectively.

On May 15, 2025, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “May 2025 Note”) to the Sponsor. The May 2025 Note does not bear interest and matures upon closing of the Company’s initial business combination. As of June 30, 2025 and December 31, 2024, there was $993,982 and $0 outstanding balance under the May 2025 Note, respectively.

As of June 30, 2025 and December 31, 2024, Antara Capital Master Fund LP (“Antara”) paid and funded $1,798,426 and $1,259,772, respectively, on behalf of the Company to pay for legal fees and D&O insurance, amounts of which are recorded in advances from related party in the accompanying balance sheets.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 25, 2026. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete an initial business combination prior to the mandatory liquidation date.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of Management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Due to Continental

On October 28, 2024, Continental erroneously deposited $172,500 into the Trust Account. This erroneous deposit plus interest earned, total of approximately $174,540, was subsequently reimbursed to Continental Stock Transfer & Trust Company on March 4, 2025.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Black-Scholes option pricing model and is subsequently valued using the observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of June 30, 2025 and December 31, 2024, is based on observable listed prices for such warrants.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 114,053 and 2,000,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

At the June 2025 Special Meeting, stockholders redeemed 1,885,947 shares of the Company’s common stock for $22,485,938. As of June 30, 2025 the redeeming stockholders were not paid for the redeeming shares. The Company reports this amount as due to redeeming shareholders, a non-current liability on the condensed balance sheet, as the settlement of this liability does not require the use of current assets to settle the liability.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes.” FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2025 and 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended June 30,
	2025		2024
	Class A Redeemable	Class A and Class B Non- Redeemable	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss, basic and diluted	$309,069	$2,567,269	$(606,201)	$(959,923)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,730,579	14,375,000	9,077,959	14,375,000
Basic and diluted net loss per ordinary share	$0.18	$0.18	$(0.07)	$(0.07)

	For the Six Months Ended June 30,
	2025		2024
	Class A Redeemable	Class A and Class B Non- Redeemable	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss, basic and diluted	$250,770	$1,933,348	$(972,613)	$(1,540,138)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,864,545	14,375,000	9,077,959	14,375,000
Basic and diluted net loss per ordinary share	$0.13	$0.13	$(0.11)	$(0.11)

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

The sale of Founder Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were effectively transferred subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. An initial business combination is not probable until it is completed. Share-based compensation would be recognized at the date an initial business combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the price initially received for the purchase of the Founder Shares. As of June 30, 2025, the Company determined that an initial business combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2025 and December 31, 2024, there were amounts of $10,947,000 outstanding under the New Note.

On May 26, 2023, the Company issued the May 2023 Note in the principal amount of $700,000. The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete an initial business combination, the May 2023 Note shall not be repaid and all amounts owed under it will be forgiven. The May 2023 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable. As of June 30, 2025 and December 31, 2024, there was $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of June 30, 2025 and December 31, 2024, there was $800,000 outstanding under the August 2023 Note.

On December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of June 30, 2025 and December 31, 2024, there was $600,000 and $270,746 outstanding balance under the December 2024 Note, respectively.

On May 15, 2025, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “May 2025 Note”) to the Sponsor and ratified drawdowns in the total amount of $501,646 in connection with the Sponsor Advances. The May 2025 Note does not bear interest and matures upon closing of the Company’s initial business combination. As of June 30, 2025 and December 31, 2024, there was $993,982 and $0 outstanding balance under the May 2025 Note, respectively.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On November 30, 2021, April 6, 2022, May 31, 2022, August 31, 2022, and December 28, 2022, the Sponsor agreed to loan the Company $400,000, $150,000, $120,000, $150,000 and $654,000, respectively, in Working Capital Loans. As of June 30, 2025 and December 31, 2024, the Company had borrowed $1,474,000 under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of an initial business combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial, administrative and shared personnel support services provided to members of Management, pursuant to an administrative support agreement. For the three and six months ended June 30, 2025 and 2024, the Company incurred expenses of $30,000 and $60,000 under this agreement. As of June 30, 2025 and December 31, 2024, the Company had a $330,000 and $270,000 balance outstanding for services in connection with such agreement recorded under accounts payable on the accompanying balance sheets, respectively.

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

Due to Related Party

As of June 30, 2025 and December 31, 2024, the Sponsor paid $12,500 on behalf of the Company to pay for operating costs which is recorded in accounts payable in the accompanying balance sheets.

Advances from Related Party

As of June 30, 2025 and December 31, 2024, Antara paid and funded $1,798,426 and $1,259,772, respectively, on behalf of the Company to pay for legal fees and D&O insurance, amounts of which are recorded in advances from related party in the accompanying balance sheets.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On September 28, 2024, the Parties entered into an amendment to the Business Combination Agreement (the “Third BCA Amendment” and together with the First BCA Amendment and the Second BCA Amendment, the “BCA Amendments”) pursuant to which the parties agreed to (i) remove reference to Founder Shares and Super Voting Shares, (ii) amend the process for the designation of directors on the Topco Board immediately after the First Effective Time, (iii) amend and restate the form of New Slam Certificate of Incorporation and (iv) amend the effective date of the termination of the Business Combination Agreement to June 30, 2025. All capitalized terms used in the forgoing paragraphs regarding the BCA Amendments and not otherwise defined herein have the same meanings ascribed to them in the Business Combination Agreement.

On June 19, 2025, the Company filed a civil complaint against Lynk and TopCo (“Defendants”) in the Court of Chancery of the State of Delaware (the “Court”). Count One of the complaint seeks a declaration that any termination of the BCA by Defendants would be ineffective; that Lynk is precluded from terminating the BCA; and that Lynk has breached its obligations under the BCA. Count Two of the complaint alleges that Defendants have breached the BCA and seeks an order requiring Defendants to specifically perform their obligations under the BCA, including to consummate the transactions contemplated under the BCA when all closing conditions are satisfied. Count Three of the complaint alleges that Defendants breached the implied covenants of good faith and fair dealing in the BCA and seeks an order requiring Defendants to specifically perform their obligations under the BCA, including to consummate the transactions contemplated under the BCA when all closing conditions are satisfied.

On June 20, 2025, the Court issued an order, granting the Company’s request for expedited treatment of the litigation.

Although the Company disputed the counterparty’s asserted right to terminate the Business Combination Agreement at the time, pursuant to the Third BCA Agreement, the Business Combination Agreement has been terminated as of June 30, 2025 and is no longer in effect.

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

As a result of the termination of the Business Combination Agreement as of June 30, 2025, the Sponsor Letter Agreement was also terminated.

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

As a result of the termination of the Business Combination Agreement as of June 30, 2025, the Registration Rights Agreement was also terminated.

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

As a result of the termination of the Business Combination Agreement as of June 30, 2025, the Lock-Up Agreements were also terminated.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As a result of the termination of the Business Combination Agreement as of June 30, 2025, the Backstop Agreement was also terminated.

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

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 2,000,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at December 31, 2023	$98,698,296
Redemption of Public Shares	(80,684,883)
Deposit in connection with Extension Amendment Proposal	880,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	3,686,223
Class A ordinary shares subject to possible redemption at December 31, 2024	$22,579,636
Increase in connection with Trust Account receivable (see Note 2)	135,122
Deposit in connection with Extension Amendment Proposal	400,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	282,944
Class A ordinary shares subject to possible redemption at March 31, 2025	$23,397,702
Due to redeeming shareholders	(22,485,938)
Deposit in connection with Extension Amendment Proposal	200,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	190,877
Class A ordinary shares subject to possible redemption at June 30, 2025	$1,302,641

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 14,324,053 and 2,000,000 Class A ordinary shares issued and outstanding, respectively. Of the 14,324,053 Class A ordinary shares outstanding as of June 30, 2025, 114,053 were subject to possible redemption and classified as temporary equity. As of December 31, 2024, all Class A ordinary shares were subject to possible redemption and were therefore classified as temporary equity (see Note 6).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 165,000 and 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4), respectively. Holders of Class B ordinary shares of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Derivative Warrant Liabilities

As of June 30, 2025 and December 31, 2024, the Company had 14,375,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public warrants	$—	$365,125	$—
Derivative warrant liabilities—Private placement warrants	$—	$287,870	$—
Backstop agreement liability	$—	$—	$—

December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public warrants	$1,739,375	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$1,371,330	$—
Backstop agreement liability	$—	$—	$194,240

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in April 2021. Accordingly, the estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 because the fair value of the Private Placement Warrants was equivalent to the Public Warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. During the three and six months ended June 30, 2025, the estimated fair value of the Public Warrants was transferred from Level 1 fair value measurement to Level 2 due to insufficient trading volume.

For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. As of June 30, 2025 and December 31, 2024, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms and qualified as a similar security; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table above.

For the three and six months ended June 30, 2025, the Company recognized a loss of approximately ($2.9) million and ($2.5) million presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations, respectively. For the three and six months ended June 30, 2024, the Company recognized a (loss) of approximately ($1.8) million and ($1.5) million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

For the three and six months ended June 30, 2025, the Company recognized a loss of approximately $0 and $39,000 presented as a change in fair value of backstop agreement in the accompanying unaudited condensed statements of operations, respectively. For the three and six months ended June 30, 2024, the Company recognized income/loss of approximately $13,000 and $32,000 presented as change in fair value of backstop agreement in the accompanying unaudited condensed statements of operations, respectively.

As a result of the termination of the Business Combination Agreement as of June 30, 2025, the Backstop Agreement was also terminated. Accordingly, the Company derecognized the related backstop liability and recognized a gain on extinguishment of the Backstop Agreement of $233,350.

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

	June 30, 2025	December 31, 2024
Cash held in Trust Account	$23,788,578	$22,852,136
Cash	$8,773	$518

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative costs	$496,631	$754,846	$841,652	$2,562,795
Interest earned on investments held in Trust Account	$190,876	$944,208	$373,820	$1,877,435

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On July 18, 2025, (i) Lynk Global, Inc. (“LGI”); Lynk Global Partners (together with LGI, “Lynk”), Lynk Merger Sub 1, LLC (“Lynk Merger Sub 1”), and Lynk Merger Sub 2, LLC (together with Lynk and Lynk Merger Sub 1, the “Lynk Parties”), and (ii) Slam Corp. (“Slam”), Slam Sponsor, LLC (“Slam Sponsor”), Antara Capital Master Fund, LP (“Antara”), A-Rod Corp., and A-Rod Slam LLC (together with A-Rod Corp., “ARC”), and certain members of the board of directors of Slam (collectively with SLAM, SLAM Sponsor, ARC, and Antara, being the “SLAM Parties”) mutually agreed to terminate the previously announced Business Combination Agreement (the “BCA”) among such parties, originally entered into on February 3, 2025. Although the Business Combination Agreement was terminated effective June 30, 2025 pursuant to the Third BCA Amendment, the parties subsequently agreed to the termination on mutually acceptable terms as part of the settlement and dismissal of the related litigation pending before the Delaware Court of Chancery, which was commenced on June 19, 2025. Pursuant to the settlement agreement, the Lynk Parties and the SLAM Parties agreed to terminate the BCA and release claims made. In addition, the settlement agreement provides that Lynk will make a deferred payment to Slam within the next two years that is significantly less than Slam’s current liabilities.

On December 24, 2025, the Company held a shareholder meeting to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to extend the date by which the Company has to consummate a business combination (the “Articles Extension”) from December 25, 2025 to December 25, 2026 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to five times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor and upon five days’ advance notice prior to the applicable Termination Date, until May 25, 2027, or a total of up to five months after the Articles Extension Date, unless the closing of a business combination shall have occurred prior to such date (the “Extension Amendment Proposal”).

The shareholders of the Company approved the Extension Amendment Proposal at the shareholder meeting and on December 24, 2025, the Company filed an amendment to the Articles (the “Articles Amendment”) with the Registrar of Companies of the Cayman Islands, effective December 24, 2025.

On January 27, 2026, the Sponsor, entered into a securities purchase agreement (the “SPA”) with certain members of the Sponsor (the “Sellers”), Digital Investment Strategy, LLC, a Delaware limited partnership (the “Acquiror”), and the Company, solely with respect to certain provisions of the SPA, pursuant to which the Sellers agreed to sell to the Acquiror, and the Acquiror agreed to purchase from the Sellers, 100% of the issued and outstanding equity interests of the Sponsor.

On March 2, 2026, the Sponsor purchase was completed pursuant to the terms of the SPA (the “Closing”), the appointments and resignations of directors of the Company described in the Schedule 14F became effective, and the Sellers ceased to control the Sponsor. Following the Closing, the Acquiror owns all of the equity interests of the Sponsor held by the Sellers, representing an indirect interest in all of the Company’s Class A ordinary shares, Class B ordinary shares, and Private Placement Warrants of the Company then-held by the Sponsor, has the power to appoint all members of the board of directors of the Company (the “Board”), and may therefore be deemed to control the Company.

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

As indicated in the accompanying financial statements, as of June 30, 2025, we had approximately $8,773 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended June 30, 2025, we had net loss of approximately $3.0 million, which consisted of approximately $2.9 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, approximately $497,000 in general and administrative expenses, offset by approximately $191,000 of interest from cash held in Trust Account and approximately $233,000 in gain from extinguishment of backstop liability.

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

For the six months ended June 30, 2025, we had net loss of approximately $3.7 million, which consisted of approximately $3.4 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, approximately $842,000 in general and administrative expenses and approximately $39,000 in non-operating loss resulting from the change in fair value of backstop agreement liability, offset by approximately $374,000 of interest from cash held in Trust Account and approximately $233,000 in gain from extinguishment of backstop liability.

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

Liquidity and Going Concern Considerations

As of June 30, 2025, we had $8,773 in our operating bank account and a working capital deficit of approximately $3.2 million.

The Company’s liquidity needs through June 30, 2025 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2025 and December 31, 2024, there was $1,474,000 outstanding under the Working Capital Loans.

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

As of June 30, 2025 and December 31, 2024, there were $10,947,000 outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of June 30, 2025 and December 31, 2024, there was $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of June 30, 2025 and December 31, 2024, there was $800,000 outstanding under the August 2023 Note.

On December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of June 30, 2025 and December 31, 2024, there was $600,000 and $270,746 outstanding balance under the December 2024 Note, respectively.

On May 15, 2025, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “May 2025 Note”) to the Sponsor. The May 2025 Note does not bear interest and matures upon closing of the Company’s initial business combination. As of June 30, 2025 and December 31, 2024, there was $993,982 and $0 outstanding balance under the May 2025 Note, respectively.

As of June 30, 2025 and December 31, 2024, Antara Capital Master Fund LP (“Antara”) paid and funded $1,798,426 and $1,259,772, respectively, on behalf of the Company to pay for legal fees and D&O insurance, amounts of which are recorded in advances from related party in the accompanying balance sheets.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition, the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through December 25, 2026, our scheduled liquidation date if we do not complete the initial business combination prior to such date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 25, 2026.

Off-balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of June 30, 2025, we have not identified any critical accounting estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2025 due to the Company’s inability to timely file this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

On June 19, 2025, the Company filed a civil complaint against Lynk and TopCo (“Defendants”) in the Court of Chancery of the State of Delaware (the “Court”). Count One of the complaint seeks a declaration that any termination of the BCA by Defendants would be ineffective; that Lynk is precluded from terminating the BCA; and that Lynk has breached its obligations under the BCA. Count Two of the complaint alleges that Defendants have breached the BCA and seeks an order requiring Defendants to specifically perform their obligations under the BCA, including to consummate the transactions contemplated under the BCA when all closing conditions are satisfied. Count Three of the complaint alleges that Defendants breached the implied covenants of good faith and fair dealing in the BCA and seeks an order requiring Defendants to specifically perform their obligations under the BCA, including to consummate the transactions contemplated under the BCA when all closing conditions are satisfied.

On June 20, 2025, the Court issued an order, granting the Company’s request for expedited treatment of the litigation.

Although the Company disputed the counterparty’s asserted right to terminate the Business Combination Agreement at the time, the Business Combination Agreement has been terminated as of June 30, 2025 and is no longer in effect.

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

Dated: September 25, 2026	SLAM CORP.

	By:	/s/ Joseph Buttram
	Name:	Joseph Buttram
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Raoul Scott
	Name:	Raoul Scott
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)