Form 10-Q
period 2025-09-30
Slam Corp.
filed 2026-10-28
CIK 1838162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 23, 2026, 14,284,324 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”) and 165,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

SLAM CORP.

Form 10-Q

For the Quarter Ended September 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SLAM CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets:
Cash	$8,608	$518
Prepaid expenses	7,163	259,601
Total current assets	15,771	260,119
Cash held in Trust Account	1,373,652	22,852,136
Total Assets	$1,389,423	$23,112,255

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$475,295	$669,205
Due to Continental	—	172,500
Accrued expenses	136,671	3,248,577
Total current liabilities	611,966	4,090,282
Promissory Notes—related party	14,040,982	12,717,746
Backstop agreement liability	—	194,240
Advances from related party	1,315,426	1,259,772
Working Capital Loans—related party	1,474,000	1,474,000
Derivative warrant liabilities	128,545	3,110,705
Deferred underwriting commissions	20,125,000	20,125,000
Total liabilities	37,695,919	42,971,745
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 114,053 and 2,000,000 shares at redemption value of approximately $12.04 and $11.29 per share as of September 30, 2025 and December 31, 2024, respectively	1,373,652	22,579,636
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 14,210,000 and 0 non-redeemable shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,421	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 165,000 and 14,375,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	17	1,438
Additional paid-in capital	861,527	—
Accumulated deficit	(38,543,113)	(42,440,564)
Total shareholders’ deficit	(37,680,148)	(42,439,126)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,389,423	$23,112,255

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

General and administrative expenses	$1,749,054	$708,433	$2,530,706	$3,211,228
General and administrative expenses—related party	30,000	30,000	90,000	90,000
Total operating expenses	(1,779,054)	(738,433)	(2,620,706)	(3,301,228)

Other income (expense):
Change in fair value of derivative warrant liabilities	524,450	2,539,980	2,982,160	1,028,330
Change in fair value of backstop agreement	—	(2,484)	(39,110)	(34,486)
Gain from extinguishment of backstop agreement	—	—	233,350	—
Gain from extinguishment of liabilities	1,045,747	—	1,045,747	—
Gain on sale of payment rights	2,925,000	—	2,925,000	—
Issuance of backstop agreement	—	—	—	(283,739)
Income from cash held in Trust Account	71,011	964,354	444,831	2,841,789
Net income	$2,787,154	$2,763,417	$4,971,272	$250,666

Weighted average shares outstanding, Class A ordinary redeemable shares, basic and diluted	114,053	9,077,959	1,274,636	9,077,959
Basic and diluted net income per share, Class A ordinary redeemable shares	$0.19	$0.12	$0.32	$0.01

Weighted average shares outstanding, Class B ordinary non-redeemable shares, basic and diluted	14,375,000	14,375,000	14,375,000	14,375,000
Basic and diluted net income per share, Class B ordinary non-redeemable shares	$0.19	0.12	0.32	0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2024	—	$—	14,375,000	$1,438	$—	$(42,440,564)	$(42,439,126)
Conversion of Class B ordinary shares to Class A ordinary shares	14,210,000	1,421	(14,210,000)	(1,421)	—	—	—
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(682,944)	(682,944)
Net loss	—	—	—	—	—	(692,220)	(692,220)
Balance—March 31, 2025 (unaudited)	14,210,000	$1,421	165,000	$17	$—	$(43,815,728)	$(43,814,290)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(390,877)	(390,877)
Net income	—	—	—	—	—	2,876,338	2,876,338
Balance—June 30, 2025 (unaudited)	14,210,000	$1,421	165,000	$17	$—	$(41,330,267)	$(41,328,829)
Capital contributions	—	—	—	—	932,538	—	932,538
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(71,011)	—	(71,011)
Net income	—	—	—	—	—	2,787,154	2,787,154
Balance—September 30, 2025 (unaudited)	14,210,000	$1,421	165,000	$17	$861,527	$(38,543,113)	$(37,680,148)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2023	—	$—	14,375,000	$1,438	$—	$(39,703,002)	$(39,701,564)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,173,227)	(1,173,227)
Net loss	—	—	—	—	—	(946,627)	(946,627)
Balance—March 31, 2024 (unaudited)	—	$—	14,375,000	$1,438	$—	$(41,822,856)	$(41,821,418)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,184,208)	(1,184,208)
Net loss	—	—	—	—	—	(1,566,124)	(1,566,124)
Balance—June 30, 2024 (unaudited)	—	$—	14,375,000	$1,438	$—	$(44,573,188)	$(44,571,750)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,204,354)	(1,204,354)
Net income	—	—	—	—	—	2,763,417	2,763,417
Balance—September 30, 2024 (unaudited)	—	$—	14,375,000	$1,438	$—	$(43,014,125)	$(43,012,687)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SLAM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$4,971,272	$250,666
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,982,160)	(1,028,330)
Change in fair value of Backstop agreement	39,110	34,486
Gain from extinguishment of Backstop agreement	(233,350)	—
Gain from extinguishment of liabilities	(1,045,747)	—
Gain on sale of payment rights	(2,925,000)	—
Issuance of Backstop agreement	—	283,739
Income from cash held in Trust Account	(444,831)	(2,841,789)
General and administrative expenses paid by related party	709,338	—
Changes in operating assets and liabilities:
Prepaid expenses	252,437	242,762
Accounts payable	202,038	181,423
Accrued expenses	(2,212,107)	1,583,886
Net cash used in operating activities	(3,669,000)	(1,293,157)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(600,000)	(720,000)
Cash withdrawn from Trust Account for redemptions	22,485,938	—
Proceeds from sale of payment rights	2,925,000	—
Net cash provided by (used in) investing activities	24,810,938	(720,000)

Cash Flows from Financing Activities:
Proceeds received from promissory note - related party	1,323,236	1,533,000
Repayment of advances from related party	(536,146)	—
Advances from related party	565,000	438,566
Redemption of ordinary shares	(22,485,938)	—
Net cash (used in) provided by financing activities	(21,133,848)	1,971,566

Net change in cash	8,090	(41,591)
Cash—beginning of the period	518	75,550
Cash—end of the period	$8,608	$33,959

Supplemental Disclosure of Noncash Financing Activities
Vendor payment made by related party	$250,000	$—
Increase in redemption value of Class A ordinary shares subject to possible redemption in connection with Trust Account receivable	$135,122	$—
Capital contribution from related party through assumption of legal fees and forgiveness of advances	$932,538	$—

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

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

If the Company is unable to complete an initial business combination by December 25, 2026 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

On August 23, 2024, the Company and Sponsor amended the New Note to increase the aggregate principal amount from $10,447,000 to $10,947,000. All other material terms of the Amended Note remain in full force and effect. As of September 30, 2025 and December 31, 2024, there was $10,947,000 outstanding under the New Note.

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

Accordingly, on December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to the Sponsor. The December 2024 Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the December 2024 Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of September 30, 2025 and December 31, 2024, there was $600,000 and $270,746 outstanding under the December 2024 Note, respectively.

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

On May 15, 2025, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “May 2025 Note”) to the Sponsor. The May 2025 Note does not bear interest and matures upon closing of the Company’s initial business combination. As of September 30, 2025 and December 31, 2024, there was $993,982 and $0 outstanding balance under the May 2025 Note, respectively.

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

In connection with the vote to approve the Extension Amendment Proposal, the holders of 1,885,947 Public Shares properly exercised their right to redeem their shares for an aggregate redemption amount of $22,485,938. As of September 30, 2025 and December 31, 2024, there were 114,053 and 2,000,000 Public Shares outstanding, respectively.

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

Liquidity and Going Concern Considerations

As of September 30, 2025, the Company had $8,608 in its operating bank account and working capital deficit of approximately $0.6 million.

The Company’s liquidity needs through September 30, 2025 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2025 and December 31, 2024, there was $1,474,000 outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued the New Note to the Sponsor. The Sponsor funded the initial principal amount of $3,247,000 on February 23, 2023. The Sponsor funded an additional amount of $800,000 on May 23, 2023, June 22, 2023, July 21, 2023, August 22, 2023, September 21, 2023, October 21, 2023 and November 21, 2023. Additionally, the Sponsor funded an additional amount of $335,000 for working capital. The New Note does not bear interest and matures upon closing of the Company’s initial business combination. On August 23, 2024, the Company and Sponsor amended the New Note to increase the aggregate principal amount from $10,447,000 to $10,947,000. All other material terms of the Amended Note remain in full force and effect. As of September 30, 2025 and December 31, 2024, there were amounts of $10,947,000 outstanding under the New Note.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of September 30, 2025 and December 31, 2024, there were amounts of $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of September 30, 2025 and December 31, 2024, there were amounts of $800,000 outstanding under the August 2023 Note.

On December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of September 30, 2025 and December 31, 2024, there was $600,000 and $270,746 outstanding under the December 2024 Note, respectively.

On May 15, 2025, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “May 2025 Note”) to the Sponsor. The May 2025 Note does not bear interest and matures upon closing of the Company’s initial business combination. As of September 30, 2025 and December 31, 2024, there was $993,982 and $0 outstanding balance under the May 2025 Note, respectively.

As of September 30, 2025 and December 31, 2024, Antara Capital Master Fund LP (“Antara”) had funded $1,315,426 and $1,259,772, respectively, on behalf of the Company, primarily to cover legal fees and D&O insurance premiums, amounts of which are recorded in advances from related party in the accompanying balance sheets.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of Management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025, or any future period.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and the reported amounts of income and expenses during the reporting period. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimates, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. The estimated fair value of the Public Warrants, at issuance, was measured at fair value using a Black-Scholes option pricing model and is subsequently valued using the observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2025 and December 31, 2024 is based on observable listed prices for such warrants.

Backstop Agreement

The Company evaluated the backstop agreement under FASB ASC 815 in which it was concluded that the settlement terms listed within the Backstop Agreement are not considered an input into a fixed-for-fixed contract as required under step 2 of FASB ASC 815-40-15 because they are neither specifically mentioned in FASB ASC 815-40-15 nor is it an input into a fixed-for-fixed contract. As a result, the Backstop Agreement is required to be classified as a liability and measured at fair value with subsequent changes in fair value recorded in earnings. Accordingly, the Company recognized the Backstop Agreement as a liability at its fair value and will adjust the instrument to its fair value at each reporting period. The liability will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Backstop Agreement assumes Antara Capital Master Fund LP, a Cayman Islands exempted limited partnership (“Antara”) will fund the maximum number of shares and considers the probability of the backstop commitment consisting only of an amount equal to the difference between (x) the Minimum Cash Condition and (y) the sum of the Private Placement Net Financing Amount (as defined in the Backstop Agreement) and the Trust Amount (as defined in the Backstop Agreement), in no event will the backstop commitment exceed $25,000,000, and Antara will not be obligated to make the backstop commitment if the Minimum Cash Condition is satisfied. The backstop agreement was terminated as of June 30, 2025 (see Note 5).

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, 114,053 and 2,000,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

At the June 2025 Shareholder Meeting, shareholders redeemed 1,885,947 Class A ordinary shares of the Company for an aggregate redemption amount of $22,485,938. The redeeming shareholders had not been paid as of June 30, 2025, and the Company reported that amount as due to redeeming shareholders. The redemption amount was paid in full from the Trust Account on July 29, 2025 and, accordingly, no amount was due to redeeming shareholders as of September 30, 2025.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes.” FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 25,708,333 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2025 and 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30,
	2025		2024
	Class A Redeemable	Class A and Class B Non-Redeemable	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$21,940	$2,765,214	$1,069,638	$1,693,779
Denominator:
Basic and diluted weighted average ordinary shares outstanding	114,053	14,375,000	9,077,959	14,375,000
Basic and diluted net income per ordinary share	$0.19	$0.19	$0.12	$0.12

	For the Nine Months Ended September 30,
	2025		2024
	Class A Redeemable	Class A and Class B Non-Redeemable	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$404,902	$4,566,370	$97,026	$153,640
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,274,636	14,375,000	9,077,959	14,375,000
Basic and diluted net income per ordinary share	$0.32	$0.32	$0.01	$0.01

Recent Accounting Pronouncements

The Company’s Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Note 3—Initial Public Offering

On February 25, 2021, the Company consummated its Initial Public Offering of 57,500,000 Units, including 7,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.5 million, of which approximately $20.1 million was for deferred underwriting commissions. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

The sale of Founder Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were effectively transferred subject to a performance condition (i.e., the occurrence of an initial business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. An initial business combination is not probable until it is completed. Share-based compensation would be recognized at the date an initial business combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the price initially received for the purchase of the Founder Shares. As of September 30, 2025, the Company determined that an initial business combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

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

As of September 30, 2025 and December 31, 2024, there were amounts of $10,947,000 outstanding under the New Note.

On May 26, 2023, the Company issued the May 2023 Note in the principal amount of $700,000. The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete an initial business combination, the May 2023 Note shall not be repaid and all amounts owed under it will be forgiven. The May 2023 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable. As of September 30, 2025 and December 31, 2024, there was $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of September 30, 2025 and December 31, 2024, there was $800,000 outstanding under the August 2023 Note.

On December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of September 30, 2025 and December 31, 2024, there was $600,000 and $270,746 outstanding balance under the December 2024 Note, respectively.

On May 15, 2025, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “May 2025 Note”) to the Sponsor and ratified drawdowns in the total amount of $501,646 in connection with the Sponsor Advances. The May 2025 Note does not bear interest and matures upon closing of the Company’s initial business combination. As of September 30, 2025 and December 31, 2024, there was $993,982 and $0 outstanding balance under the May 2025 Note, respectively.

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

On November 30, 2021, April 6, 2022, May 31, 2022, August 31, 2022, and December 28, 2022, the Sponsor agreed to loan the Company $400,000, $150,000, $120,000, $150,000 and $654,000, respectively, in Working Capital Loans. As of September 30, 2025 and December 31, 2024, the Company had borrowed $1,474,000 under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of an initial business combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial, administrative and shared personnel support services provided to members of Management, pursuant to an administrative support agreement. For the three and nine months ended September 30, 2025 and 2024, the Company incurred expenses of $30,000 and $90,000 under this agreement. As of September 30, 2025 and December 31, 2024, the Company had a $360,000 and $270,000 balance outstanding for services in connection with such agreement recorded under accounts payable on the accompanying balance sheets, respectively.

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

Due to Related Party

As of September 30, 2025 and December 31, 2024, the Sponsor paid $12,500 on behalf of the Company to pay for operating costs which is recorded in accounts payable in the accompanying balance sheets.

Advances from Related Party

As of September 30, 2025 and December 31, 2024, Antara had funded $1,315,426 and $1,259,772, respectively, on behalf of the Company, primarily to cover legal fees and D&O insurance premiums, amounts of which are recorded in advances from related party in the accompanying balance sheets.

During the three and nine months ended September 30, 2025, Antara made capital contributions to the Company totaling $932,538, consisting of $709,338 of legal expenses paid directly on the Company’s behalf and $223,200 of previously outstanding advances that were forgiven and recorded as capital contribution. The capital contributions were recorded as an increase to additional paid-in capital in the accompanying unaudited condensed statements of changes in shareholders’ deficit.

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

Subsequent to September 30, 2025, on March 2, 2026, BTIG waived its deferred underwriting commission in exchange for 20,000 Class A ordinary shares issuable upon consummation of an initial business combination (see Note 11).

Terminated Business Combination Agreement

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

On July 18, 2025, (i) Lynk Global, Inc., Lynk Global Partners, Lynk Merger Sub 1, LLC and Lynk Merger Sub 2, LLC and (ii) the Company, the Sponsor, Antara, A-Rod Corp. and A-Rod Slam LLC, and certain members of the Company’s board of directors, mutually agreed to terminate the Business Combination Agreement as part of the settlement and dismissal of the litigation pending before the Court. Although the Business Combination Agreement was terminated effective June 30, 2025 pursuant to the Third BCA Amendment, the parties subsequently agreed to the termination on mutually acceptable terms as part of the settlement and dismissal of the related litigation pending before the Delaware Court of Chancery, which was commenced on June 19, 2025. Pursuant to the settlement agreement, the parties agreed to terminate the Business Combination Agreement and release the claims made, and Lynk agreed to make a deferred payment to the Company within two years that is significantly less than the Company’s current liabilities (the “Deferred Payment”).

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

Purchase Agreement

On July 22, 2025, the Company entered into a purchase agreement (the “Purchase Agreement”) with Corbin ERISA Opportunity Fund, Ltd. (the “Purchaser”), pursuant to which the Company sold all of its rights, title and interest in the entire Deferred Payment to the Purchaser for an aggregate purchase price of $2,925,000, payable in cash within one business day of the date of the Purchase Agreement. The Company received the purchase price and assigned the Deferred Payment to the Purchaser during the three months ended September 30, 2025, and retained no residual interest in the Deferred Payment. Because the Deferred Payment had not been recognized as an asset, the full amount of the proceeds is presented as gain on sale of payment rights in the accompanying unaudited condensed statements of operations. Under the Purchase Agreement, the Company agreed to use the purchase price to promptly satisfy the claims of its creditors, and each of the Company’s creditors is an express third-party beneficiary with the right to enforce the terms of the Purchase Agreement.

During the three and nine months ended September 30, 2025, the Company settled certain outstanding obligations with vendors for amounts less than the related recorded liabilities and recognized a gain from extinguishment of liabilities of $1,045,747, consisting of $145,948 of accounts payable and $899,799 of accrued expenses.

Nasdaq Delisting

On August 23, 2024, the Company received a notice (the “Delisting Notice”) from Nasdaq stating that Nasdaq has determined to delist the Company’s securities on The Nasdaq Capital Market effective at the open of business on August 27, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because the Company did not complete a business combination within 36 months of the effectiveness of its IPO registration statement. Nasdaq completed the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, as amended, on Form 25 on January 29, 2025 with the SEC.

On September 19, 2024, the Company began trading its Class A ordinary shares, Units, each consisting of one Class A ordinary share and one-fourth of one redeemable Public Warrant, and Public Warrants, each one whole Public Warrant exercisable for one Class A ordinary share at a price of $11.50 per share, on the OTCQX under the symbols “SLAMF”, “SLMUF” and “SLMWF”, respectively. On October 6, 2025, the Company’s Class A ordinary shares and Units were moved from the OTCQX Best Market to the Pink Limited market and, on October 16, 2025, to the OTC Expert Market, where they are currently quoted.

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 114,053 and 2,000,000 Class A ordinary shares subject to possible redemption, respectively, which are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at December 31, 2023	$98,698,296
Redemption of Public Shares	(80,684,883)
Deposit in connection with Extension Amendment Proposal	880,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	3,686,223
Class A ordinary shares subject to possible redemption at December 31, 2024	$22,579,636
Increase in connection with Trust Account receivable (see Note 2)	135,122
Deposit in connection with Extension Amendment Proposal	400,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	282,944
Class A ordinary shares subject to possible redemption at March 31, 2025	$23,397,702
Due to redeeming shareholders	(22,485,938)
Deposit in connection with Extension Amendment Proposal	200,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	190,877
Class A ordinary shares subject to possible redemption at June 30, 2025	$1,302,641
Increase in redemption value of Class A ordinary shares subject to possible redemption	71,011
Class A ordinary shares subject to possible redemption at September 30, 2025	$1,373,652

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 14,324,053 and 2,000,000 Class A ordinary shares issued and outstanding, respectively. Of the 14,324,053 Class A ordinary shares outstanding as of September 30, 2025, 114,053 were subject to possible redemption and classified as temporary equity. As of December 31, 2024, all Class A ordinary shares were subject to possible redemption and were therefore classified as temporary equity (see Note 6).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 165,000 and 14,375,000 shares of Class B ordinary shares issued and outstanding (see Note 4), respectively. Holders of Class B ordinary shares of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of the initial Business Combination.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Derivative Warrant Liabilities

As of September 30, 2025 and December 31, 2024, the Company had 14,375,000 Public Warrants and 11,333,333 Private Placement Warrants outstanding.

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

SLAM CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public warrants	$—	$71,875	$—
Derivative warrant liabilities—Private placement warrants	$—	$56,670	$—

December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public warrants	$1,739,375	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$1,371,330	$—
Backstop agreement liability	$—	$—	$194,240

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in April 2021. Accordingly, the estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 because the fair value of the Private Placement Warrants was equivalent to the Public Warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. During the nine months ended September 30, 2025, the estimated fair value of the Public Warrants was transferred from a Level 1 fair value measurement to a Level 2 measurement due to insufficient trading volume.

For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. As of September 30, 2025 and December 31, 2024, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms and qualified as a similar security; however, they are not actively traded, as such were listed as a Level 2 in the hierarchy table above.

For the three and nine months ended September 30, 2025, the Company recognized a gain of approximately $0.5 million and $3.0 million presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations, respectively. For the three and nine months ended September 30, 2024, the Company recognized a gain of approximately $2.5 million and $1.0 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

For the three and nine months ended September 30, 2025, the Company recognized $0 and a loss of approximately $39,000 presented as a change in fair value of backstop agreement in the accompanying unaudited condensed statements of operations, respectively. For the three and nine months ended September 30, 2024, the Company recognized a loss of approximately $2,000 and $34,000, respectively, presented as change in fair value of backstop agreement in the accompanying unaudited condensed statements of operations.

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

	September 30, 2025	December 31, 2024
Cash held in Trust Account	$1,373,652	$22,852,136
Cash	$8,608	$518

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative costs	$1,779,054	$738,433	$2,620,706	$3,301,228
Interest earned on investments held in Trust Account	$71,011	$964,354	$444,831	$2,841,789

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

In connection with the vote to approve the Extension Amendment Proposal, the holders of 39,729 Public Shares properly exercised their right to redeem their shares for an aggregate redemption amount of $481,692.

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

On March 2, 2026, BTIG, an underwriter in the Initial Public Offering, waived its deferred underwriting commission in exchange for 20,000 Class A ordinary shares issuable upon consummation of an initial business combination.

On October 1, 2026, the Company consolidated its outstanding Sponsor notes, including the Working Capital Loans, into a single $15,514,982 promissory note. The note bears simple interest at the prime rate, matures October 1, 2031, may be settled in Class A ordinary shares at the Company’s option, and will be forgiven, except to the extent of funds held outside the Trust Account, if the Company liquidates without completing an initial business combination. The Sponsor also terminated its right to convert Working Capital Loans into warrants.

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

As indicated in the accompanying financial statements, as of September 30, 2025, we had approximately $8,608 in our operating bank account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended September 30, 2025, we had net income of approximately $2.8 million, which consisted of approximately $2.9 million in gain on sale of payment rights, approximately $1.0 million in gain from extinguishment of liabilities, approximately $524,000 in non-operating income resulting from the change in fair value of derivative warrant liabilities and approximately $71,000 of interest from cash held in Trust Account, offset by approximately $1.8 million in general and administrative expenses.

For the three months ended September 30, 2024, we had net income of approximately $2.8 million, which consisted of approximately $2.5 million in non-operating income resulting from the change in fair value of derivative warrant liabilities and approximately $964,000 of income from investments, offset by approximately $738,000 in general and administrative expenses and approximately $2,000 in non-operating loss resulting from the change in fair value of backstop agreement liability.

For the nine months ended September 30, 2025, we had net income of approximately $5.0 million, which consisted of approximately $3.0 million in non-operating income resulting from the change in fair value of derivative warrant liabilities, approximately $2.9 million in gain on sale of payment rights, approximately $1.0 million in gain from extinguishment of liabilities, approximately $233,000 in gain from extinguishment of backstop liability and approximately $445,000 of interest from cash held in Trust Account, offset by approximately $2.6 million in general and administrative expenses and approximately $39,000 in non-operating loss resulting from the change in fair value of backstop agreement liability.

For the nine months ended September 30, 2024, we had net income of approximately $251,000, which consisted of approximately $1.0 million in non-operating income resulting from the change in fair value of derivative warrant liabilities and approximately $2.8 million of income from investments, offset by approximately $3.3 million in general and administrative expenses, approximately $284,000 in issuance of Backstop Agreement and approximately $34,000 in non-operating loss resulting from the change in fair value of backstop agreement liability.

Liquidity and Going Concern Considerations

As of September 30, 2025, we had $8,608 in our operating bank account and a working capital deficit of approximately $0.6 million.

The Company’s liquidity needs through September 30, 2025 were satisfied through a contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), the loan of approximately $196,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2025 and December 31, 2024, there was $1,474,000 outstanding under the Working Capital Loans.

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

As of September 30, 2025 and December 31, 2024, there were $10,947,000 outstanding under the New Note.

On May 26, 2023, the Company issued an unsecured promissory note in the principal amount of $700,000 (the “May 2023 Note”). The May 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of September 30, 2025 and December 31, 2024, there was $700,000 outstanding under the May 2023 Note.

On August 18, 2023, the Company issued an unsecured promissory note in the principal amount of $800,000 (the “August 2023 Note”). The August 2023 Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of September 30, 2025 and December 31, 2024, there was $800,000 outstanding under the August 2023 Note.

On December 27, 2024, the Company issued an unsecured promissory note in the total principal amount of up to $600,000 (the “December 2024 Note”) to Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of September 30, 2025 and December 31, 2024, there was $600,000 and $270,746 outstanding balance under the December 2024 Note, respectively.

On May 15, 2025, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “May 2025 Note”) to the Sponsor. The May 2025 Note does not bear interest and matures upon closing of the Company’s initial business combination. As of September 30, 2025 and December 31, 2024, there was $993,982 and $0 outstanding balance under the May 2025 Note, respectively.

As of September 30, 2025 and December 31, 2024, Antara Capital Master Fund LP (“Antara”) had funded $1,315,426 and $1,259,772, respectively, on behalf of the Company, primarily to cover legal fees and D&O insurance premiums, amounts of which are recorded in advances from related party in the accompanying balance sheets.

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

Off-balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of September 30, 2025, we have not identified any critical accounting estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2025 due to the Company’s inability to timely file this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although the Company disputed the counterparty’s asserted right to terminate the Business Combination Agreement at the time, the Business Combination Agreement has been terminated as of June 30, 2025 and is no longer in effect. On July 18, 2025, the parties entered into a settlement agreement pursuant to which the parties agreed to terminate the Business Combination Agreement and release the claims made, and the litigation pending before the Court was dismissed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 22, 2025, the Company entered into a purchase agreement with Corbin ERISA Opportunity Fund, Ltd., pursuant to which the Company sold all of its rights in a deferred payment receivable for an aggregate purchase price of $2,925,000. The Company agreed to use the proceeds to satisfy the claims of its creditors. See Note 5 to the unaudited condensed financial statements.

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

Dated: October 28, 2026	SLAM CORP.

	By:	/s/ Joseph Buttram
	Name:	Joseph Buttram
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Raoul Scott
	Name:	Raoul Scott
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)